Form 10QSB
period 1995-09-30
PACKAGING RESEARCH CORP
filed 1995-11-15
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission file number                       0-11426

                      PACKAGING RESEARCH CORPORATION

     (Exact name of registrant as specified in its charter)

STATE OF COLORADO                                 84-0750762
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification No.)

2582 South Tejon Street, Englewood, Colorado        80110
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number including area code:  303) 936-2363


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of November 14, 1995 there were 3,096,904 shares of Common Stock outstanding.

                              INDEX



Page
    Number

Part I. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets -
        September 30, 1995 and December 31, 1994                3
        Consolidated Statements of Operations -
        Three and Nine Months Ended
        September 30, 1995 and 1994                             5

        Consolidated Statements of Cash Flows -
        Nine Months Ended
        September 30, 1995 and 1994                             7

        Notes to Consolidated Financial Statements             10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                             19


Part II. Other Information                                     24

                                      September 30,  December 31,
ASSETS                                    1995           1994
                                       (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents              $    294,000 $  2,633,000
Accounts receivable, net of allowance
  for doubtful accounts and returns of
  $18,000 and $13,000 at September 30, 1995
  and December 31, 1994, respectively     2,438,000      592,000
Receivables from affiliates                       -      393,000
Inventory, net                            3,087,000    2,556,000
Notes receivable, including accrued
  interest                                        -    1,319,000
Prepaid expenses and other                  267,000      362,000


Total current assets                      6,086,000    7,855,000

Mama Rizzo's advances                             -    2,000,000

PROPERTY, PLANT AND EQUIPMENT, at cost:   3,658,000    1,759,000

Less - Accumulated depreciation
  and amortization                       (1,350,000)  (1,085,000)

Net property, plant and equipment         2,308,000      674,000

OTHER ASSETS:
Deferred offering costs                     215,000      302,000
Goodwill                                 12,973,000            -

                                         13,188,000      302,000

Total assets                           $ 21,582,000 $ 10,831,000

                                    September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY     1995            1994
                                     (Unaudited)

CURRENT LIABILITIES:
Trade accounts payable and accrued
  liabilities                       $  3,907,000      $  775,000
Accrued customer deductions            1,765,000               -
Current notes payable                  1,104,000               -
Customer deposits                        312,000         270,000

Total current liabilities              7,088,000       1,045,000

CONVERTIBLE DEBENTURES                 1,791,000       2,016,000

NOTES PAYABLE                           1,575,000               -

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
25,000,000 shares authorized;
3,096,904 (307,692 contingent) and
2,037,253 shares issued and outstanding
at September 30, 1995 and December 31,
1994, respectively                        28,000          21,000
Additional paid-in capital            12,147,000      32,018,000
Accumulated deficit (On January 1, 1995,
  $24,269,000 of deficit was eliminated
  through a quasi-reorganization)     (1,047,000)    (24,269,000)

Total shareholders' equity            11,128,000       7,770,000

Total liabilities and
  shareholders' equity              $ 21,582,000     $10,831,000

                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                  1995        1994        1995       1994

REVENUES                    $6,904,000  $1,822,000 $13,047,000 $5,464,000

COST OF GOODS SOLD           3,899,000   1,044,000   7,938,000  3,348,000

Gross profit                  3,005,000     778,000   5,109,000  2,116,000

OPERATING EXPENSES:
  General and administrative    980,000     483,000   2,487,000  1,298,000
  Selling and marketing       1,386,000     121,000   3,090,000    408,000
  Amortization of intangible
   asset                         86,000           -     202,000          -
  Research and development       12,000      35,000      51,000     85,000

                              2,464,000     639,000   5,830,000  1,791,000

INCOME (LOSS) FROM OPERATIONS   541,000     139,000    (721,000)   325,000

OTHER INCOME (EXPENSE):
  Interest expense             (143,000)    (80,000)   (339,000)  (236,000)
  Interest income                 2,000     102,000      13,000    299,000

Total other income (expense)   (141,000)     22,000    (326,000)    63,000

NET INCOME (LOSS)            $  400,000   $ 161,000 $(1,047,000) $ 388,000

PRIMARY INCOME (LOSS) PER
 COMMON SHARE                $      .16   $     .13 $      (.42) $     .32

FULLY DILUTED INCOME PER
 COMMON SHARE:               $      .11   $     .09 $       N/A  $     .25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Primary                       2,488,753   1,232,344   2,488,753  1,217,305
Fully diluted                 3,165,115   2,463,011         N/A  2,463,011

                                                  Nine Months Ended
                                                      September 30,
                                                   1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $(1,047,000)  $  388,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization                   655,000      282,000
   Provision for obsolescence and warranty
   reserves                                         70,000      115,000
   Provision for losses on accounts receivable      10,000       23,000
   Changes in assets and liabilities -
Increase in restricted cash                              -     (108,000)
(Increase) decrease in accounts and
  affiliate receivables                           (300,000)    (176,000)
Increase in inventory                              (79,000)    (430,000)
Increase in prepaid expenses and
  other assets                                    (153,000)     (89,000)
Increase (decrease) in accounts payable
  and accrued liabilities                          644,000      254,000
Increase (decrease) in customer deposits            41,000     (207,000)
Net cash used in operating activities of
  discontinued operations                                -     (165,000)

  Net cash used in operating activities           (159,000)    (113,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable advances                                 -   (3,950,000)
Note receivable collections                              -    2,864,000
Cash paid to discharge MRI debt                 (3,000,000)           -
Proceeds from disposal of assets                    45,000      841,000
Capital expenditures                              (202,000)    (321,000)
Cash paid for acquisition of MRI                  (388,000)           -

Net cash used in investing activities           (3,545,000)    (566,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from short-term borrowings           777,000            -
Repayments of short-term borrowings               (557,000)           -
Cash proceeds from long-term borrowings          2,815,000            -
Repayments of long-term borrowings              (1,670,000)           -

Net cash provided by financing activities        1,365,000            -

NET DECREASE IN CASH                            (2,339,000)    (679,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   2,633,000      682,000

CASH AND CASH EQUIVALENTS, END OF PERIOD       $   294,000   $    3,000

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                              1995        1994
Cash paid during the period for:
Interest expense (none capitalized)        $ 258,640   $(224,000)
Interest income                                    -     114,000
Income taxes                                       -           -

1.  Basis of Presentation

The accompanying consolidated financial statements at September 30, 1995 and December 31, 1994, and for the three and nine month periods ended September 30, 1995 and 1994, have been prepared from the books and records of Packaging Research Corporation ("PRC" or the "Company") and its wholly owned subsidiary, Mama Rizzo's, Inc. ("MRI"), without audit. All intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-KSB for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Organization and Corporate Restructuring

Organization

Prior to February 17, 1995, the Company was primarily engaged in the business of designing, manufacturing, marketing and servicing a complete line of standard and customized precision, high-speed filling, forming and pumping equipment for a wide assortment of processed and non-processed food and non-food applications. The Company's equipment is manufactured exclusively in the United States and marketed and sold throughout the world.

Effective February 17, 1995, the Company expanded its business to include the manufacturing and distributing of a premium pasta sauce.

Corporate Restructuring and Acquisition

Restructuring

On December 16, 1994, the Company's Board of Directors authorized a quasi-reorganization of the Company's accounts effective January 1, 1995. The Board based this on the fact that the Company had profitably changed its business from oil and gas to manufacturing.

Acquisition

On February 17, 1995, the Company, through its wholly owned subsidiary, MRI, consummated the purchase of the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc. ("Mama Rizzo's"), both Texas corporations, collectively engaged in the business of manufacturing and distributing pasta sauce under the name "Mama Rizzo's."

As consideration for the purchase, the Company issued 152,152 shares of the Company's common stock (valued at approximately $950,000 based upon the quoted market price on the date of closing) to M.A. Yamin, Inc. ("MAY") for the Mama Rizzo recipes and assumed through its subsidiary approximately $17 million in liabilities of Mama Rizzo's, Inc. including $2,000,000 owed to the Company. The Company negotiated a settlement with Mama Rizzo's principal creditor (the "Creditor") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million discharged through the issuance of the Company's common stock at $6.50 per share (the fair market value on the date of agreement), $2,000,000 of which is contingent upon MRI achieving $15 million of sales during the year ended December 31, 1995 (Mama Rizzo's had $12.8 million in sales during 1994). This acquisition was accounted for under the purchase method of accounting. The contingent consideration will be reflected as goodwill if recorded.

Management expects that the acquisition will diversify and expand the Company's revenue base as well as increase long-term profitability. To date, Mama Rizzo's has incurred substantial losses as it has developed and grown the business which are primarily the result of costs associated with purchasing shelf space and establishing a customer base. Management believes that the cost of purchasing supermarket shelf space, and a great percentage of the costs associated with developing the customer base, are one-time or short term in nature, and, accordingly, will begin to decrease in the near future. As a result, it is management's expectation that losses will continue in the short-term but operating results will improve and profitability will eventually be attained. Management believes that such improvements will be attained through reduced product costs, increased sales volumes and a reduction in advertising and promotional costs as a percentage of sales. However there is no assurance that profitability will result.

3.  Pro Forma Statements of Operations

Prior to February 17, 1995, the Company was engaged in the manufacturing, distribution and servicing of machines used in the food processing industry. Effective February 17, 1995 (as described in Note 2), the Company acquired the assets and certain liabilities of Mama Rizzo's, a company engaged in the business of manufacturing and distributing a premium pasta sauce.

The following table sets forth the pro forma operating results of the Company for the nine months ended September 30, 1995 and 1994. The pro forma operating results assume that the acquisition of Mama Rizzo's had occurred on January 1, 1994, instead of February 17, 1995.

The following unaudited pro forma operating results are not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1994.

                                            Pro Forma
                                       Nine Months Ended
                                       September 30, 1995
                                          (unaudited)

                                      1995           1994

Revenue                           $15,017,000     $16,007,000

Cost of Sales                       9,299,000      11,511,000

Gross Profit                        5,718,000       4,496,000

Operating Expenses:
  General and administrative        2,689,000       2,593,000
  Selling and marketing             3,825,000       5,991,000
  Amortization of intangible
   asset                              243,000         243,000
  Research and development             51,000          85,000

                                    6,808,000       8,912,000

  Loss from operations            $(1,090,000)    $(4,416,000)

Loss per share                    $      (.44)    $     ( .37)

Weighted average shares             2,488,753       1,634,275

4.   DEBT

Convertible Subordinated Debentures

In the fourth quarter of 1993, the Company closed its offering of 3,910 units, each unit consisting of one 8% convertible subordinated debenture due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share that expire in October of 1996. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. As of September 30, 1995, $2,119,000 of debentures had been converted by the debenture holders into 423,800 shares of the Company's common stock. In connection with the underwriting, the underwriters received 85,000 warrants exercisable at $6.50 per share expiring in 1996 and 1999.

Notes Payable

At September 30, 1995, the Company had the following promissory notes outstanding.

                                               Current    Long-Term    Total
Promissory note payable to Norwest Busi-
ness Credit Corporation ("NCBI") secured
by all assets of both the Company and MRI
bearing interest at prime plus 4%, plus
0.5% on amounts committed but unused.        $        - $1,402,000 $1,402,000

Unsecured promissory notes payable to
various MRI vendors bearing interest at
an annual rate of 11%, maturing in terms
varying from 9 months to 18 months from
the dates of the notes.                         784,000    173,000    957,000

Promissory notes payable to various private
lenders bearing interest at an annual rate
of 15%, maturing on January 5, 1996 or
sooner subject to certain conditions,
convertible at the option of the holders
into PRC common stock at $2.00 per share
secured by all inventory and fixed assets
of the Company and MRI.                         250,000          -    250,000

Promissory note payable to MAY, bearing in-
terest at an annual rate of 8%, payable in
equal weekly installments of $6,500, commenc-
ing in May 1995, secured by the Company's
3,000,000 shares of MRI capital stock.           70,000          -     70,000

                                             $1,104,000 $1,575,000 $2,679,000

5.  Earnings Per Share

Earnings (loss) per common share is computed by dividing income
(loss) by the weighted average number of shares outstanding. For 1994 fully diluted earnings per share, conversion of the Company's $2,000,000 line of credit into 666,667 shares of common stock, the conversion of the remaining $1,791,000 of debentures into common stock at $5.00 per share, and satisfaction of the sales contingency resulting in the issuance of an additional 308,000 shares were assumed for the calculation.

Commitments and Contingencies

Litigation

In the acquisition by the Company's subsidiary MRI of the assets and certain of the liabilities of Mama Rizzo's, certain liabilities and claims were not assumed. Some of those creditors have filed suit for the collection of their claims against P.S.M.S., Inc., the Texas corporation formally known as Mama Rizzo's Inc., i.e., against the Corporation which owned the Mama Rizzo's business acquired by the Company's subsidiary. P.S.M.S., Inc. does not intend to defend those claims. The Company has been advised by counsel that neither the Company nor its subsidiary should have liability for those claims or for judgments emanating therefrom. The Company has, however, agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and MAY, for any personal liability or expenses they may incur in connection with those unassumed liabilities as well as MAY.

A certain creditor has obtained a judgment against P.S.M.S., Inc. for $20,527. On April 10, 1995, this creditor filed an amended Complaint in that action adding the Company and its subsidiary to the Complaint, as well as MAY and Steve and MaryAnn Yamin, and further alleging that it is entitled to recover from the defendants lost profits on a requirements contract for fresh basil leaves to the extent of $235,265. The liability of P.S.M.S., Inc. to this creditor was not assumed by the Company's subsidiary. However, PRC and the Company's subsidiary have acknowledged that they are liable for the $20,000 portion plus interest and attorney's fees thereon, under federal commodities regulations and have taken steps to satisfy that liability. Their position, however, is that they are not liable for the larger lost profits claim because they did not assume any such liability and the foregoing federal regulations do not apply to it. Accordingly, the Company and its subsidiary intend to vigorously defend the claim for lost profits on the grounds that they have no liability to this creditor even if this creditor has valid claims against P.S.M.S., Inc.

Under the Agreement the Company agreed to employ Mr. Yamin as President of the business but retained the right to terminate him at any time for any reason. The Agreement provided that if the termination were without cause, Mr. Yamin would be entitled to a severance payment of $150,000. The Company terminated Mr. Yamin's employment for cause. Mr. Yamin subsequently asserted that there was not cause for his termination and that he was entitled to severance and, under the Agreement, to borrow certain funds from the Company and to cause a corporation controlled by him to sell back to the Company shares of the Company's stock which had been received in the Mama Rizzo's acquisition. The Company disputed these claims and on March 21, 1995 filed in Texas an action for a declaratory judgment confirming its position. Mr. Yamin filed a counterclaim against the Company for allegedly misleading him in connection with its acquisition of Mama Rizzo's.

In May 1995, the Company reached an agreement with Mr. Yamin whereby all litigation initiated by the Company and Mr. Yamin was dismissed (the "Yamin Agreement"). Under the terms of the Yamin Agreement, the Company paid MAY $100,000 in cash and executed a promissory note in the principal amount of $183,750 bearing interest at the rate of 8% per annum, payable in equal weekly installments of principal and interest of $6,500. Such promissory note is secured by all of the outstanding capital stock of MRI. In return for the above mentioned consideration, Mr. Yamin caused MAY to deliver to the Company the 152,152 shares of the Company's common stock issued to MAY pursuant to the Agreement (which the Company recorded at $2.00 per share, the market value on the date of the Yamin Agreement). Additionally, the stock option agreement between the Company and MAY dated February 16, 1995 for 139,806 shares of the Company's common stock was cancelled.

In conjunction with entering into the Yamin Agreement, the Company entered into an agreement with the Creditor (the "Creditor Agreement"), who was owed monies by Mr. Yamin and had commenced litigation to collect such debts. Under the terms of the Creditor Agreement, the Company issued 100,000 unregistered shares of its common stock to the Creditor in return for the Creditor dismissing the litigation against Mr. Yamin. Further, under the terms of the Creditor Agreement, the Company has agreed to provide good faith assistance to the Creditor in attempting to resell such stock once registered. After January 1, 1997, the Company shall be obligated to purchase all or any portion of the 100,000 shares (to the extent not already resold) at a price of $2.00 per share upon thirty days prior notice.

Contingent Stock

In connection with the Company's acquisition of the assets and certain liabilities of Mama Rizzo's, the Company negotiated a settlement with the Creditor. Under this agreement, approximately $5,935,000 of indebtedness was to be discharged through the issuance of the Company's restricted common stock of which $2,000,000 is contingent upon MRI achieving $15 million in sales during the year ended December 31, 1995.

The Company has become aware that a $2,970,000 note payable from Mama Rizzo's to the Creditor that was to be assigned to the Company is no longer held by the Creditor but is held by a third party.
The Company believes that the third party is probably not a holder in due course of the note and, therefore, should be unable to assert the note against Mama Rizzo's because it was past due at the time of the third party's acquisition. The Creditor remains liable for a prior representation and warranty in favor of the Company assuring it of the Creditor's ownership of the above described note.

The Company has reached an agreement with the Creditor whereby the Company issued to the Creditor the 913,152 shares of common stock to satisfy the $5,935,000 of indebtedness. In the event MRI's gross revenues are less than $15 million during calendar year 1995, the Creditor will exchange the stock certificate for a certificate representing 605,460 shares of PRC stock.

In return, until June 30, 1997, the Creditor has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if the Creditor in her good faith discretion reasonably determines that any such management recommendation is in the best interests of PRC.

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Company had a cash balance of $294,000 compared to $2,633,000 at December 31, 1994. Net cash of $159,000 was used in operating activities during the nine months ended
September 30, 1995.

As previously discussed, during the first quarter of 1995, the Company, through a wholly-owned subsidiary, completed its acquisition of the assets and certain liabilities of Mama Rizzo's. The Company used $3,388,000 in investing activities during the first nine months of 1995 in connection with the acquisition, primarily to discharge Mama Rizzo's debt.

During the third quarter of 1995, the Company obtained a $2 million line of credit facility from Norwest Business Credit Corporation ("NBCI") (the "Norwest Line") to replace the $200,000 line it had received from a local bank. The Norwest Line is secured by all assets of both the Company and MRI, bears interest at prime plus 4% and matures in July 1998. The Company's ability to borrow funds under the line is limited to the extent of its borrowing base, a calculation derived from the receivables, inventory and fixed asset balances of the Company and MRI. Under the terms of the Norwest Line, the borrowing base was reduced by $400,000 until September 30, 1995, at which time this reserve would be eliminated at the rate of $100,000 a month, provided the Company achieved certain performance levels. At September 30, 1995, the Company had satisfied requirements permitting the reserve to be reduced to $300,000.

During the second quarter of 1995, the Company raised $750,000 in financing from certain private investors, including officers and directors of the Company (the "Bridge Loans"). The Bridge Loans were convertible into shares of the Company's common stock at the option of the holders at $2.50 per share, bear interest at an annual rate of 15%, mature on January 5, 1996 and carried warrants to purchase shares of the Company's common stock at $2.50 per share (to the extent not converted) for a period of two years after repayment. The loans were secured by the inventories and fixed assets of both the Company and MRI. On July 31, 1995, proceeds from the Norwest Line were used to make a partial repayment of the Bridge Loans in the amount of $530,000, which included $30,000 of accrued interest.

In order to induce the Bridge Loan holders to subordinate the collateral they held in the Company and MRI to NBCI, the Company reduced the conversion price of the Bridge Loans and the exercise price of the warrants to $2.00 per share (the market price on the date of the subordinated agreements) and extended the warrant exercise period to four years from the date of the Bridge Loan repayments. Further, NBCI agreed to allow the Bridge Loan holders to retain a first security interest in certain assets used for potato processing that the Company is currently attempting to resell. Any proceeds from the sale of such assets are first to be used to discharge the remaining $250,000 due on the Bridge Loans. However, in any event, the Bridge Loans are due in full on January 5, 1996 to the extent still outstanding.

At September 30, 1995, the Company had a consolidated net working capital deficit of approximately $1,000,000. Management believes that this deficit is not representative of its short-term cash requirements as the Company does not anticipate having to refund customer deposits ($312,000), and approximately 50% of the accrued customer deductions ($1,614,000) will be taken against future sales and not current receivables. The Company believes that the proceeds from the Norwest Line combined with anticipated cash flow from operations should be sufficient to satisfy its short-term liquidity requirements. However, additional capital will be required on a long-term basis to fund the planned growth programs of MRI. As of the date of this report, the Company is attempting to quantify its long-term requirements. The Company is exploring different alternatives to obtain additional financing, which options include, but are not limited to, public or private debt and/or equity offerings. However, there is no assurance that the Company will be successful in its endeavors to obtain long-term financing. The failure to obtain such long-term financing could have a material adverse impact on the Company.

In January 1995, the Company obtained a $3 million line of credit commitment from a substantial shareholder of the Company which was to be used to help finance the 1995 operations of MRI. However, due to the subsequent bankruptcy of this shareholder, the Company has concluded that this line of credit is not a viable source of financing.

At September 30, 1995, there were no material commitments for capital expenditures.

Results of Operations

For purposes of this discussion, the food processing equipment business is referred to as "PRC" while the pasta sauce business is referred to as "MRI."

A net loss of $1,047,000 was recorded by the Company during the nine months ended September 30, 1995 compared to net income of $388,000 during the same period of the prior year. PRC recorded net income of $208,000 during this nine month period (excluding goodwill amortization) whereas MRI recorded a net loss of
$1,286,000.   As of September 30, 1995, PRC's backlog was
approximately $1,346,000, the majority of which is expected to be shipped and recognized as revenue during the remainder of 1995. Management expects that the PRC product line will be profitable for the year ended December 31, 1995. The MRI net loss is primarily attributable to the selling and marketing costs required to compete in the retail markets. With the introduction of two new products into the premium pasta sauce segment by Ragu and Campbell's, i.e., Five Brothers and Barilla's, respectively, it is anticipated that such costs will continue to be significant in the future.

Note 3 to the Consolidated Financial Statements presents the unaudited pro forma results of the Company for the nine months ended September 30, 1995. The pro forma results of operations assume that the acquisition of the assets and certain liabilities of Mama Rizzo's had occurred on January 1, 1994 instead of February 17, 1995. The following discussion pertains to the pro forma operating results.

Nine Months Ended September 30, 1995 and September 30, 1994

An operating loss of $1,090,000 was recorded for the nine months ended September 30, 1995 compared to an operating loss of $4,416,000 for the nine months ended September 30, 1994. The primary reasons for the $3,326,000 improvement in the operating loss are improved product costs and the reduction of MRI's selling and marketing expense both in absolute dollars and as a percentage of sales.

Revenue decreased $990,000, or 6%, for the nine months ended September 30, 1995 compared to the prior year. PRC revenues increased $156,000, or 3%, between years whereas MRI revenues decreased $1,146,000, or 11%, between years. MRI revenue decreased due to extensive market expansion that took place during 1994 that was not repeated during 1995. However, the 1994 growth was derived from substantial promotional efforts which resulted in significant losses. See discussions above and below.

The gross profit percentage was 38% for the nine months ended September 30, 1995 compared to 28% for the same period of the prior year. The improvement in margin between years is primarily due to product cost reduction efforts at MRI, the most significant of which was the reduction in the jar size from 32 ounces to 26 ounces during late 1994.

General and administrative expenses approximated the prior year amount.

Selling and marketing expenses decreased $2,166,000, or 36%, for the nine months ended September 30, 1995 compared to the prior year. PRC's selling and marketing costs were approximately the same between years whereas MRI's selling and marketing costs decreased $2,142,000, or 38%. The decrease in MRI's selling and marketing costs are the result of extensive promotional efforts that took place during 1994 that were not repeated during the same period of 1995. Selling and marketing expenses were 25% of revenue for the nine months ended September 30, 1995 compared to 37% in the prior year.

Research and development costs decreased $34,000, or 40% as compared to the prior year. PRC's development of a new product was substantially completed in 1994, and research and development expenditures in 1995 decreased proportionately.

Three Months Ended September 30, 1995 and September 30, 1994

Operating income of $541,000 was recorded for the three months ended September 30, 1995 compared to an operating loss of $154,000 in the same period of the prior year. The primary reasons for the improvement of $695,000 were increased revenues and reduced product costs (see discussion below).

Revenues increased $2,910,000, or 73%, for the three months ended September 30, 1995 compared to the prior year. PRC's revenues increased $1,624,000, or 89%, while MRI's revenues increased $1,286,000, or 59%, between years. The increase in PRC's revenues is the result of timing of traditional product orders compared to the prior year. The increase in MRI's revenues is due to increased sales volume.

The gross margin percentage for the three months ended September
30, 1995 was 44% compared to 34% for the same period of the prior year. The improvement is primarily due to product cost improvements at MRI. Cost of goods as a percent of sales improved 10% between years.

General and administrative expenses approximated the prior year amount.

Selling and marketing expenses increased $900,000, or 185%, for the three months ended September 30, 1995 compared to the same period of the prior year. The increase in such costs is primarily due to increased promotional efforts at MRI as compared to the prior year. Selling and marketing expenses were 20% of revenue for the three months ended September 30, 1995 compared to 18% for the three months ended September 30, 1994.

Research and development costs decreased $23,000, or 66% for the three months ended September 30, 1995, as compared to the same period of the prior year. The decrease is due to reduced expenditures by PRC with respect to a new product which was substantially completed in 1994.

PART II - OTHER INFORMATION

Items 1-5 -  Not Applicable

Item 6    -  Exhibits and Reports on Form 8-K

             (a)  Not applicable

             (b)  Not applicable

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PACKAGING RESEARCH CORPORATION
                                 Registrant


Dated:  November 14, 1995        By:/s/ ROBERT A. FILLINGHAM
                                    Robert A. Fillingham
                                    President
                                    (Principal Executive Officer)

Dated:  November 14, 1995        By:/s/ ROBERT H. PORTER
                                    Robert H. Porter
                                    Chief Financial Officer
                                    (Principal Financial Officer)