Form 10KSB/A
period 1995-12-31
PACKAGING RESEARCH CORP
filed 1996-04-16
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period                to
Commission file number                  0-11426

             PACKAGING RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF COLORADO                          84-0750762
State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization        Identification No.)

2582 South Tejon Street, Englewood, Colorado      80110
 (Address of principal executive offices)      (Zip Code)

Registrant's telephone number including area code:(303) 936-2363

Securities registered pursuant to Section 12(b) of the Act:

  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value)
Common Stock Purchase Warrants
(Title of class)
Subordinated Convertible Debentures
($1,000 Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers revenues for its most recent fiscal year $17,881,000.

The aggregate market value of 689,554 shares of the registrant's common stock held by non-affiliates on March 29, 1996 was approximately $1,185,171.

At March 29, 1996 there were 3,096,993 shares of the Company's
Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement, and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

PART I.

Item 1.  Business

Introduction

Packaging Research Corporation, a Colorado corporation (the "Company"), was organized on April 5, 1983. The principal executive offices of the Company are located at 2582 South Tejon, Englewood, Colorado 80110, and its telephone number is (303) 936-2363. The Company is involved in two business segments: custom precision equipment and the premium pasta sauce business.

The custom precision equipment business includes designing, manufacturing, marketing and servicing a complete line of standard and customized precision, high-speed filling, forming and pumping equipment for a wide assortment of processed and non-processed food and non-food applications. These processing and packaging applications include pet food canning and treat forming; tuna fish filling; and beef, pork and poultry filling, forming and stuffing. Generally, the equipment is custom designed to meet the specific applications needs of its customers where fast, gentle, durable, reliable and accurate operation is required. The Company is engaged in the development of additional equipment which complements its present product line. The Company's equipment is manufactured exclusively in the United States and marketed and sold throughout the world.

On February 17, 1995, the Company, through a wholly owned subsidiary, Mama Rizzo's, Inc. ("MRI"), a Colorado corporation, consummated the purchase of the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc., (collectively "Mama Rizzo's"), which were private related companies based in Houston, Texas engaged in the business of manufacturing and distributing a premium pasta sauce under the name "Mama Rizzo's."

Management expects that the acquisition of the assets and certain liabilities of Mama Rizzo's will diversify and expand the Company's revenue base as well as provide for long-term profitability. To date, Mama Rizzo's has incurred substantial losses as it has developed and grown the business. Management believes that the cost of purchasing shelf space, and a great percentage of costs associated with developing the customer base, are one-time in nature, and, accordingly, will begin to decrease in the near future. As a result, management expects operating results to improve and profitability to be attained in 1996, although there is no assurance that such improvements will result.

The long-term success of the pasta sauce business will be contingent upon i) the Company's ability to arrange financing for MRI's working capital and business growth, ii) the ability of MRI to economically increase its market penetration and iii) the ability of the Company to reduce the production costs associated with the pasta sauce products.

Through December 31, 1994, the Company had entered into four contracts with CTC Foods Corporation ("CTC"), a corporation then under common beneficial ownership with the Company, for designing, engineering, assembling and installing three complete dehydrated potato processing systems and one set of storage and processing structures for use in Russia. The contract price for the four contracts aggregated $7,000,000, of which approximately $5,387,000 has been recognized as revenue cumulatively through December 1994. The first system was shipped in May 1993 and the plant was commissioned in April 1994. The second system shipped in the second quarter of 1994. The third system was acquired and currently is available for sale to a third party. The beneficial shareholder of CTC is Oren L. Benton who filed for Chapter 11 bankruptcy protection on February 23, 1995. CTC was dependent upon Mr. Benton for continued funding which was uncertain. As a result, no revenue was recognized for the remainder of the contracts with CTC in 1995. The Company has filed Proof of Claims before the United States Bankruptcy Court for damages under the CTC contracts, the CTC agreement to provide a line of credit and other matters. The accompany financial statements do not reflect the unpaid CTC contract balances nor claims filed. The Company will only recognize such amounts upon receipt due to the apparent uncertainties. Refer to "Management's Discussion and Analysis" regarding further discussion of this situation.

On December 16, 1994, the Company's Board of Directors authorized a quasi-reorganization of the Company's accounts effective January 1, 1995. The Board based this on the fact that the Company had profitably changed its business from oil and gas to manufacturing.

Acquisition of Pasta Sauce Assets

On February 17, 1995, the Company through a wholly owned subsidiary, MRI, consummated the purchase of the assets and certain liabilities of Mama Rizzo's, pursuant to an acquisition agreement dated September 16, 1994. As consideration for the purchase, the Company issued 152,152 shares of the Company's common stock (valued at approximately $950,000, based upon the quoted market price of the Company's stock on the date of closing) to M.A. Yamin, Inc. and assumed through its subsidiary approximately $16.5 million in liabilities. The Company negotiated a settlement with Mama Rizzo's principal creditor who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million discharged through the issuance of the Company's common stock at $6.50 per share (the fair market value on such date), $2,000,000 of which was contingent upon MRI achieving $15 million of sales during the year ended December 31, 1995. Since MRI did not achieve those sales in 1995, 307,692 shares were forfeitable at yearend 1995.

Custom Precision Equipment Operations

The Company's products comprise a complete line of standard and customized precision, high-speed filling, forming and pumping equipment for a wide assortment of processed and non-processed food and non-food applications. A brief description of the traditional product line is as follows: (i) pumping equipment supplies the food products to the fillers, formers or other equipment under a constant pressure or flow rate; (ii) forming equipment molds products, including raw and processed poultry, beef, pork, fish, potatoes, cheese, fruits and vegetables, into a variety of standard or custom-designed shapes, including patties, nuggets, balls, strips, chops, roasts, links, cubes and other shapes that provide a homemade texture and appearance; and (iii) filling equipment loads the products into a variety of types and sizes of containers, including cans, glass jars, folding cartons, and plastic tubs and trays.

The Company's equipment ranges in price from $100,000 to $800,000 each. The Company's major markets include gourmet pet food canning and pet treat forming; tuna fish filling; and beef, pork and poultry filling, forming and stuffing.

Products and Services

Products.

The Company's current product line of precision, high-speed filling, forming and pumping machinery and associated processing equipment for food and non-food applications includes: (i) two models of VersaForm (TM) forming machines which gently and accurately form a variety of products and product sizes and shapes. The products include poultry, beef, pork, fish, potatoes, cheese, fruits and vegetables. Product sizes range from 1.5 gram pieces to two-pound portions. Standard shapes include patties, nuggets, balls, strips, roasts, links and cubes. In addition, shapes can be custom designed; (ii) five models of a WeightControl Top Filler which fills a variety of products including raw fish, chunky meat, pet food and leafy vegetables; (iii) a WeightControl Former-Filler which forms and deposits a product shape directly into a container (including cans, jars and cups), eliminating the need for a second filling machine. An exact number of pieces and an exact fill weight are guaranteed in each container; (iv) a WeightControl Bottom Filler which fills from the bottom of the container to the top for an airless fill. This filler eliminates air pockets in a variety of dense viscous products, including luncheon meats, large beef chunks and cooked chicken portions. It can also be used for non-food products such as plastic, wood and putty; (v) a WeightControl Carton Filler which fills product (primarily greens and vegetables, such as whole-leaf spinach) into retail and institutional-sized paper cartons. It features scuff-proof guide rails which will not mar preprinted cartons; (vi) a WeightControl Multiple Product Filler which utilizes two product infeed points to fill up to four different products into a variety of container types; and (vii) three models of a Pump/Stuffer which includes an assortment of options, including vacuumizers which remove air from the product which aids in supplying a constant product to the pumping chambers. This enables the pumps to operate under a constant pressure or a constant flow mode. The pumps supply the product to the fillers, formers and other equipment.

All of the equipment is engineered to provide fast, gentle and accurate handling of food products. The WeightControl line of equipment provides weight accuracy to plus or minus 1/2% of the desired weight.

New Product Design and Development.

The Company is engaged in continuing research and development to improve the current line of equipment and to develop new machine designs to meet market demands as identified. The Company recently introduced a high volume pump/stuffer. Currently the Company is working on incorporating the internal portioner into a high volume pump/stuffer to meet market demands. The process of design, development and testing of new products is time consuming and may range from six to 18 months. As with new products developed by any company, substantial expense can be incurred for design, development and testing which may not be recouped through sales. However, the Company bases its new product development upon customer feedback and, hence, is relatively certain that market demand will exist. Research and development costs incurred during 1995 and 1994 totaled $72,000 and $95,000, respectively.

Rebuilds, Parts and Customer Service.

Rebuilding and selling spare parts for previously sold equipment are integral parts of the Company's business and are sources of substantial revenue. Additionally, servicing previously sold equipment provides another source of income. As the number of pieces of equipment in the field increase each year, it is expected that income from rebuilds and parts sales will increase accordingly. As of March 1, 1995, approximately 177 separate items of the Company's food processing equipment were installed and were operational at facilities operated by approximately 91 active customers of the Company.

The Company's internal sales and service department works closely with most customers who desire proper maintenance and repair so as to extend the useful life and performance of the equipment. With proper maintenance and repair, the Company's equipment is expected to have a useful life of as long as 15 years. The Company employs experienced field service technicians who service both domestic and international customers. The internal sales and service department is available 24 hours per day by telephone and can respond domestically to customer requests for a service technician within ten hours of notice and can ship most parts within two hours of notice. Additionally, as part of its customer-oriented approach, field service technicians will visit customers free of charge when in the area to provide consultation and to receive feedback on the performance of the equipment.

Manufacture and Assembly.

The Company assembles the food processing equipment at a facility in Englewood, Colorado. The Company's engineering department reviews all orders received for major machinery and equipment and then prepares blueprints and a bill of materials. If required materials are not in stock, then the Company will order standard components from commercial vendors and will order custom components from local machine shops and fabricators. All parts undergo a quality control inspection by the Company to ensure they meet Company specifications. All machinery and equipment is assembled by Company personnel. After assembly, the machinery and equipment is tested by the Company before shipment.

The Company has numerous sources of supply of both off-the-shelf and custom component parts and is not dependent upon any one or more sources of supply. Management believes that the Company is able to replace any of its sources of supply with other subcontractors or vendors without a substantial increase in prices or disruption in delivery schedules. The quality of customized components supplied to the Company has generally been satisfactory. To the knowledge of management, none of the Company's subcontractors and vendors are experiencing financial difficulties which would affect their ability to timely supply the Company.

Sales and Marketing

During the year ended December 31, 1995, approximately 72% of equipment sales were domestic and 28% were international. Sales have been made throughout the world, including to customers in Australia, Canada, Europe, Africa, South America and Japan. There are no known material regulations or restrictions adversely affecting foreign sales and operations.

The Company's worldwide market is divided into three sales territories. Domestically, two area sales managers and a network of independent sales agents maintain direct contact with current and prospective customers within their territories. The third territory is the international market which is divided into the countries of Africa, Australia, Canada, France, Japan, Mexico, Argentina, Brazil and the United Kingdom. These territories are covered by sales agents or distributors. The international sales territory is managed by the Company's executive vice president.

Set forth below is a table of traditional product sales by products and services (domestic and international) for the years ending
December 31, 1994 and 1995.

                                Year Ended December 31,
                               1994                1995

Domestic:
Fillers                    $1,436,000           $2,859,000
Formers                       428,000              266,000
Pumps                         680,000              693,000
Repair, rebuilds and other  1,161,000            1,367,000
                           $3,705,000   (77%)   $5,185,000  (72%)
International:
Fillers                    $    9,000           $1,490,000
Formers                       121,000              259,000
Pumps                         556,000              185,000
Repairs, rebuilds and other   433,000               61,000
                           $1,119,000   (23%)   $1,995,000  (28%)

TOTAL                      $4,824,000  (100%)   $7,180,000 (100%)

Competition

The manufacture and marketing of food processing equipment and systems is highly competitive, both domestically and internationally. Many of the Company's competitors are established firms with greater financial resources and more experienced personnel. No assurance can be given that the Company will be able to successfully compete in the domestic or international market places.

The Company serves a specialized niche in the market for food processing equipment. Hema, based in France, is the Company's major competitor regarding filling applications requiring gentle handling, weight accuracy and speed. Formax, based in Illinois, is the Company's major competitor regarding sales of forming equipment. Marlen Research, Overland Park, Kansas, is the Company's major competitor for pumps. The major competition for stuffers are the Handtmann and Vemag brands located in Germany.

Pasta Sauce Operations

Mama Rizzo's, which commenced operations in 1991, produces six varieties of a premium-quality pasta sauce; regular (tomato, basil, garlic), regular with pepper, regular with mushroom and onions, regular with pepper, mushroom and onions, primavera and pepper primavera. The line was developed to take advantage of increasing consumer demand for high-quality food products made from all natural ingredients. Following market testing in the Houston area, the product line, based on an old family recipe, was launched nationally in 1993.

Manufacture and Assembly

Mama Rizzo's produces its sauce in a leased 54,000 square-foot office/production/warehousing facility in Houston, Texas with an annual production capability of three million cases.

Sales and Marketing

Competition in the pasta sauce market is intense and a large number of new sauces are introduced each year. Few, however, succeed in the marketplace. Retail sales in the category exceeded $1.2 billion in the past year, and the main recognized brands-Ragu and Prego-control approximately 60 percent of retail pasta sauce sales. Premium sauces are the fastest growing segment of the market, increasing 100 percent in the past twelve months, while total pasta sauce sales only increased by 7.2 percent. Sales in the premium segment now account for over 15 percent of the entire sauce category. Classico is the established leader in the premium segment with a 51 percent share. In early 1995, Mama Rizzo's had approximately a 8 percent share of the premium segment. Sales were $2.1 million in 1992, $10.5 million in 1993, $12.8 million in 1994 and $12.7 million in 1995.

Mama Rizzo's markets its products through an inhouse sales force headquartered in Denver, Colorado combined with local broker networks responsible for sales to individual customers in specific geographic areas. Mama Rizzo's distribution is primarily to supermarkets, although the company is increasing its efforts to penetrate the non-grocery marketplace which includes discount warehouses such as Wal-Mart and K Mart. These companies are gaining an increasing share of the retail food business and are altering the traditional wholesale distribution channels by working directly with producers and manufacturers. Past marketing efforts have included discounts, cents-off coupons, and advertising allowances for retailers. A major expense incurred in Mama Rizzo's market launch has been "slotting fees" which are required to purchase supermarket shelf space.

In November 1994, Mama Rizzo's replaced its 32-oz. jar with a 26-oz. jar. The changeover, coupled with revised pricing and a strong promotional program, was designed to increase gross margins while reaching size and price parity with the leading premium brands.

Pasta sauce consumption is somewhat seasonal, rising slightly in the first and fourth quarters and falling slightly during the summer months. In addition, consumption varies by geographical area, with per-capita consumption highest on the East Coast and lowest in the Southwest and West.

Mama Rizzo's sauces are distributed in 45% of the A.C.V. (All Commodity Volume) in the United States. The ACV refers to the total volume measure of supermarket sales for all grocery products. For example, Mama Rizzo's last reported ACV of 45 means it has distribution in stores doing 45 percent of the total store volume nationally. "Weighted ACV" means that the sample base of stores selected to report retail sales is weighted to include high volume as well as lower volume stores in the sample. This makes a more accurate projection of the category's actual volume.

At October 28, 1995, Infoscan reported Mama Rizzo's ACV at 45 percent, which means that at least one flavor was carried by supermarkets that represent 45 percent of U.S. grocery sales. However, in key markets such as New York, Boston and Philadelphia where Mama Rizzo's sales efforts have been concentrated, the ACV ranged from 61 to 92 percent. By contrast, Classico had a national ACV weighted distribution base of 96 percent. Classico was introduced in 1986 and rolled out nationally in 1988. Mama Rizzo's marketing strategy is to position its Italian sauces firmly in the Premium category at a reasonable retail price while increasing gross margins. The intent is to increase consumer "pull" through coupons and other advertising, while reducing customer "push" through pricing incentives to distributors and retailers.

The premium pasta sauce category has been priced at roughly a 35-percent premium over the Prego/Ragu brand spaghetti sauces. Mama Rizzo's strategy has been to price below Classico through the use of deep discounting. Mama Rizzo's goal is to offer a value-priced premium sauce, retailing from $2.49 to $2.69, which will be (at the low end) within 20 cents of the mainstream Prego and Ragu sauces. As consumer awareness of Mama Rizzo's products and their high quality increases, it is believed that consumers will be willing to pay a small premium (about 10 percent) over the dominant brands for superior quality and taste.

Competition

Ragu (owned by Van Den Bergh Foods, a division of Unilever) and Prego (owned by Campbell's) dominate the overall pasta sauce market. Together these two national brands control approximately
56.5 percent of the total market share. Other pasta sauce competitors include Heinz, Hunt's, Newman's Own (Paul Newman) and various regional brands. At October 28, 1995, Classico, owned by Borden's, was the dominant brand in the premium sauce segment holding an estimated 51 percent market share. Mama Rizzo's accounted for about 8 percent, while various regional brands accounted for the remaining 41 percent. During 1995, competition in the premium sauce category has increased dramatically with the introduction of Ragu's Five Brothers, 22 percent, and Barilla, 19 percent.

Patents and Trademarks

The Company owns two United States patents and manufactures and sells other equipment under four royalty agreements, three of which carry associated license agreements permitting the Company's use of technology protected by United States patents held by others. The Company holds a registered trademark for the name "VersaForm" and its logo. Additionally, MRI holds three trademarks.

The Company's license agreement granting it the right to manufacture and sell a filling and molding system covered by U.S. patents will expire in 1998. The license agreement requires payment of royalties equal to 6% of net receipts from the sale or lease of such equipment. Management does not believe that termination of this license agreement would have a significant adverse effect upon the Company. In 1987 the Company entered into an agreement obligating the Company to pay 2% of its net sales price of fillers, VersaForm forming machines and all other machines and parts manufactured and sold by the Company utilizing in any manner the design and characteristics of the machines and parts then manufactured by PRC's predecessors.

In September 1989 the Company was granted an exclusive license to manufacture and distribute in North, Central and South America and in Europe Pump/Stuffers using technology covered by a U.S. patent. The Company is obligated to pay the licensor a royalty equal to 3% of the sales price for each Pump/Stuffer sold. The agreement was effective for a five-year period ending in September 1994 but continues automatically thereafter for successive one-year periods unless terminated upon 90 days' notice given by either party.

Backlog

The Company has contracts for food processing equipment in the various stages of completion as well as a backlog of parts orders. The Company's backlog at December 31, 1995, is approximately $1,000,000, all of which is expected to be recognized as revenue during 1996.

Administrative and Operational Support

The Company was associated through common beneficial ownership with CSI Enterprises, Inc. (CSI) which provided managerial, accounting, computer, risk management and legal services to the Company through 1994. Amounts reimbursed by the Company for such services were $5,000 and $215,000 in 1995 and 1994, respectively. In addition, the Company incurred approximately $60,000 in advertising expense during 1994 for services rendered by an affiliate of CSI. CSI billed its services to entities at cost for payroll and benefit expenses related to such services plus any direct out-of-pocket expenses. The Company terminated this arrangement with CSI at the beginning of 1995. On February 23, 1995, CSI filed for Chapter 11 Bankruptcy protection. The Company has obtained comparable services at similar costs.

Major Customers

During 1995, Nestle, Kal Kan and Menu Foods accounted for 26%, 12%, and 11% of custom precision equipment sales, respectively, and C
& S, Fleming, Stop & Shop, Super Value, Twin Country and Kroeger accounted for 14%, 12%, 11%, 10% and 10% of pasta sauce sales, respectively.

Insurance

The Company's and MRI's businesses are insured under insurance policies that provide coverage for general liability, commercial, property, worker's compensation, officers and directors, business, auto, and crime. The Company has $2,000,000 of general liability insurance coverage and an additional $1,000,000 of umbrella liability insurance coverage, whereas MRI has $2,000,000 of general liability insurance and an additional $5,000,000 of umbrella liability coverage. The Company's and MRI's insurance may not cover every potential risk associated with the manufacture and sale of food processing equipment. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's and MRI's financial condition and the results of their operations.

Government Regulation

The Company's equipment to be used for meat, poultry and dairy applications (for human consumption) is subject to regulation by the United States Department of Agriculture ("USDA") and the equipment to be used for fruit and vegetable applications (for human consumption) is subject to regulation by the Food and Drug Administration ("FDA"). Blueprints for the machines are submitted to the USDA or FDA, as applicable, which must approve the design and materials used in the manufacture of the machines. After the machines are completed, the USDA or FDA, as applicable, inspects each machine in test operations with the appropriate food substance. The USDA or FDA must then give each machine final approval before it can be put into operation by the customer. There is no regulation of the Company's machines which are to be used for seafood applications.

The food processing operations of MRI are also subject to certain
USDA and FDA regulations.

To the knowledge of management, the Company and MRI are in substantial compliance with all material USDA and FDA rules and regulations. Approval of the Company's equipment by those agencies generally takes approximately three months. To the knowledge of management, the Company is not subject to any laws, rules or regulations relating to protection of the environment regarding its food processing equipment and systems business.

Employees and Office Space

As of March 29, 1996, the Company's custom precision equipment segment had 32 full-time employees none of which are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. The Company currently leases approximately 9,000 square feet of office space and 14,000 square feet of warehouse and assembly space in Englewood, Colorado, under a lease expiring on November 30, 1996. Additionally, the Company leases 4,500 square feet of warehouse space under a lease also expiring November 30, 1996.

The warehouse and assembly area is divided into two bays, one of which is used for material and parts inventory storage, the second for assembly of the Company's products. The Company's test kitchen and quality control inspection areas are also in the warehouse space. Shop personnel assemble the machinery using various shop tools, lifts and welding equipment to the specifications provided by the Company's engineers.

As of March 29, 1996, the pasta sauce segment had 26 full-time employees none of which are subject to a collective bargaining agreement. MRI considers its relations with its employees to be good. MRI currently leases a 54,000 square foot office/production/warehousing facility in Houston, Texas, under a lease expiring in November 2000.

Item 2.  Properties

See "Item 1.  Business - Employees and Office Space."

Item 3.  Legal Proceedings

In the acquisition by the Company's subsidiary MRI of the assets and certain of the liabilities of Mama Rizzo's, certain liabilities and claims were not assumed. Some of those creditors have filed suit for the collection of their claims against P.S.M.S., Inc., the Texas corporation formally known as Mama Rizzo's Inc., i.e., against the Corporation which owned the Mama Rizzo's business acquired by the Company's subsidiary. P.S.M.S., Inc. does not intend to defend those claims. The Company has been advised by counsel that neither the Company nor its subsidiary will have liability for those claims or for judgments emanating therefrom. The Company has however agreed to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's, for any personal liability or expenses they may incur in connection with those unassumed liabilities.

To date, four creditors of P.S.M.S., Inc., which liabilities were not assumed by the Company or its subsidiary in the acquisition of Mama Rizzo's, have commenced lawsuits against the Company. Two of these claims have been settled for approximately one-third of the unassumed liabilities, principally payable over approximately two years without interest. Agreement has been reached, but not yet finalized, for the settlement of a third such claim on the same basis. The aggregate amount payable in these settlements is $246,770.

A fourth claim with respect to a Mama Rizzo's unassumed liability remains unresolved. This claim involves a liability of approximately $130,000 and suit has been brought against the Company and its subsidiary for the collection thereof. The Company has commenced negotiations for the settlement of this claim on a basis comparable to the settlements of the other three claims.

During 1995 the Company also settled an employment termination lawsuit brought by Mr. Yamin, the former president of Mama Rizzo's. A settlement was reached in which the Company paid $283,750 to Mr. Yamin, and issued 100,000 shares of its common stock to Ms. Peterson in settlement of Mr. Yamin's personal debt obligation to her at that time. The Company received the return of 152,152 shares of stock, which the Company had previously been obligated to repurchase at $6.50 per share and the cancellation of an option to purchase 139,806 shares of the Company's stock.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's Common Stock has been traded since December 8, 1983, in the over-the-counter market. The NASDAQ trading symbol changed to "PRCA" effective September 23, 1993.

The following table reflects the range of high and low closing bid prices of the Company's Common Stock for the periods indicated as reported by NASDAQ. Such prices are reported by the NASDAQ Inter-Dealer Quotation System and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                  Common Stock
                             High             Low

1995
First Quarter              $ 6.50           $ 3.50
Second Quarter               3.88             1.88
Third Quarter                1.88             1.38
Fourth Quarter               1.88             1.13

1994
First Quarter              $ 6.13           $ 4.88
Second Quarter               6.50             6.13
Third Quarter                6.88             6.50
Fourth Quarter               7.25             6.13

There were approximately 2,389 holders of record of the Company's
Common Stock as of March 29, 1996.

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1995, the Company had a cash balance of $806,000 compared to $2,633,000 at December 31, 1994. Net cash of $256,000 was used in operating activities compared to net cash provided by operating activities of $367,000 during 1994. The decrease in net cash flow from operations between years is primarily due to the decrease in operating income adjusted for non-cash charges between years.

During 1995, $4,020,000 was used in investing activities. This was primarily the net effect of note receivable collections of $1,329,000 and cash consideration paid for the acquisition of Mama Rizzo's ($5,324,000), (see discussion below). Cash flow of $2,449,000 was provided by financing activities. This was the result of the Company's borrowings under a convertible debenture agreement which matures January 1, 2003, as well as repayment of certain notes payable to vendors of $568,000 and payment of loan costs of $183,000.

On February 17, 1995, the Company, through a wholly owned subsidiary, Mama Rizzo's, Inc. ("MRI"), a Colorado corporation, consummated the purchase of the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc., Texas corporations, collectively referred to as "Mama Rizzo's", engaged in the business of manufacturing and distributing pasta sauce under the brand name "Mama Rizzo's." As consideration for the purchase, the Company issued 152,152 shares of the Company's common stock (valued at approximately $950,000 on the date of closing) to M.A. Yamin, Inc. ("MAY") and assumed through its subsidiary approximately $16.5 million in liabilities. The Company negotiated a settlement with Mama Rizzo's principal creditor (the "Creditor") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million discharged through the issuance of the Company's common stock at $6.50 per share, $2,000,000 of which was contingent upon MRI achieving $15 million in sales during the year ended December 31, 1995. The sales were not achieved and the stock was forfeitable at the end of 1995. The cash paid consisted of offsetting a note receivable held by the Company from the creditor (approximately $1.3 million), a cash payment in 1995 ($3 million) and reimbursement of monies advanced by the creditor to Mama Rizzo's from July 1, 1994 through December 31, 1994 ($2,000,000) using proceeds drawn under the line of credit.

Management expects that the acquisition will diversify and expand the Company's revenue base as well as provide for increase long-term profitability. However, to date, Mama Rizzo's has incurred losses as it has developed and grown the business. While revenues have increased each year, the costs associated with purchasing shelf space and establishing a customer base have increased as well. Management believes that the cost of purchasing shelf space, and a great percentage of the costs associated with developing a customer base, are one-time in nature, and accordingly, will begin to decrease in the future. As a result, management expects operating results to improve and sustained profitability to be attained, although there is no assurance that such improvements will result.

In January 1995, the Company obtained a $3 million line of credit commitment from a substantial shareholder of the Company which was to be used to help finance the 1995 operations of MRI. However, due to the subsequent bankruptcy of this shareholder, the Company had concluded that this line of credit was not a viable source of financing.

In April 1995, the Company obtained "bridge loans" totalling $750,000 from certain private investors, including officers and directors of the Company. These loans were to mature on January 5, 1996 or sooner, paid interest at an annual rate of 15% and were secured by the fixed assets and inventories of the Company and MRI. The makers of the loans also received 375,000 warrants to purchase shares of the Company's common stock, exercisable at $2.00 per share which was the market value on the date of the loans. The terms of the loans were no less favorable than the proposed terms the Company received from third party lenders. The loans were partially paid in July, 1995 from bank financing and the remainder paid in December, 1995 from Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance") financing.

In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. The line of credit provided working capital and was used to repay $500,000 of the bridge loans. On December 19, 1995, the line was paid down with Renaissance financing, but $1,000,000 was available as a facility for working capital and could increase to $2,000,000 with Renaissance approval. No balance was outstanding on the line of credit at the end of 1995 other than nominal interest and fees.

In December, 1995, the Company entered into a loan agreement with Renaissance for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a period prior to that date is less than $1.50. If not reduced or converted prior, the debentures will mature on January 1, 2003. The proceeds from the Convertible Debenture were used to pay bridge debt, bank debt and for working capital.

MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and MAY, for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities not assumed by MRI. Trade payables and accrued liabilities include amounts due to those vendors, and in several cases the amount due has been agreed to and supported by notes payable over a period of time. At December 31, 1995, current vendor notes payable was $1,013,000 and the long-term portion was $53,000. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum.

At December 31, 1995, there were no material commitments for capital expenditures.

At December 31, 1995, the Company had total available remaining borrowing capacity under its credit facilities of $1 million. As discussed above, the borrowing capacity could increase by another
$1 million with Renaissance approval.

Results of Operations

Year Ended December 31, 1995, Compared with Year Ended December 31,
1994

A net loss of $2,426,000 was recorded by the Company for the year ended December 31, 1995 compared to net income of $432,000 for the year ended December 31, 1994.

The $2,858,000 decrease in operating results is primarily due to 1995 operating losses by the Company's pasta sauce segment of $2,426,000 and a reduction of interest income in 1995 compared to 1994 of approximately $394,000. Income from operations of the custom precision equipment segment increased by $48,000 in 1995. The operating results of the custom precision equipment segment were negatively impacted in 1995 by a provision for losses on Russian Systems of approximately $348,000.

On a pro forma basis, assuming the pasta sauce segment had been acquired on January 1, 1994 instead of February 17, 1995, the net loss decreased $2,395,000 from $5,154,000 in 1994 to $2,759,000 in
1995. The decrease in the net loss primarily resulted from an improvement in operating margins for the pasta sauce segment and an approximate $1.7 million decrease in advertising, promotion and selling expenses for this segment.

Revenues increased by $11,851,000 or 197% for the year ended December 31, 1995 compared to the prior year. The increase is primarily the result of revenues generated from pasta sauce sales of $10,701,000. Precision equipment revenues increased $1,150,000 between years. Management attributes the increases in custom precision equipment revenues to increased demand by the pet food industry for the Company's precision high-speed filling equipment.

In 1994, the Company recognized revenue of $1,206,000 from CTC Foods Corporation ("CTC"), however, no revenue from food processing systems and structures was recognized by the Company during 1995. This is the result of the bankruptcy of the beneficial shareholder of CTC, a company that was dependent upon that shareholder for continued funding and which was uncertain. CTC was the Company's principal customer for these products. See Note 6 to Financial Statements. The equipment on hand at the beginning of 1995 to complete open contracts of food processing systems and structures was proposed for sale to other third party customers as components or a turnkey project. During 1995, the Company has recognized losses totalling $368,000 to write down the book value of this equipment to reflect actual sales or reduce valuation to estimated realizable value.

The gross margin for the year ended December 31, 1995 was 38% compared to 45% for the prior year. The decrease in gross margin between years is primarily the result of a lower margin (35%) on the pasta sauce segment of the business.

Operating expenses increased $6,432,00, or 268%, between years. This increase is primarily the result of operating expense related to the pasta sauce segment of $6,278,000. Operating expense related to the custom precision equipment segment of the business increased by $154,000, or 6%, for the year ended December 31, 1995, as compared to the prior year. This was primarily attributable to a provision for losses on Russian systems of $348,000 which was offset by reductions in general and administrative expense of $101,000, selling and marketing expense of $70,000, and research and development expense of $23,000.

General and Administrative expenses increased by $1,538,000, or 92% for the year ended December 31, 1995 compared to the prior year.
The increase is primarily attributable to general and administrative expense related to the pasta sauce segment of $1,639,000. General and administrative expenses were 18% of revenue compared to 28% for the prior year.

Selling and marketing expenses increased $427,000, or 68% for the year ended December 31, 1995 compared to the prior year. The increase is primarily the result of selling and marketing expense related to the pasta sauce segment of $497,000. Selling and marketing expenses were 6% of revenue for the year ended December 31, 1995 compared to 10% for the prior year.

Research and development costs decreased by $23,000, or 2%, for the year ended December 31, 1995, compared to the prior year.

During the year ended December 31, 1995, the Company reported other expense of $428,000 compared to other income of $102,000 in the prior year. The decrease in other income of $530,000 is primarily the result of the decrease in interest income earned by the Company of $394,000 on its excess cash balances. The Company had substantial cash balances in 1994 due to proceeds realized from its convertible subordinated debenture offering in the fourth quarter of 1993 as well as proceeds received from the sale of its oil and gas properties in the first quarter of 1994. During 1995, the Company did not have comparable cash balances.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Packaging Research Corporation:

We have audited the accompanying consolidated balance sheet of Packaging Research Corporation (a Colorado corporation) and its wholly owned subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Packaging Research Corporation and its subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado,
April 12, 1996.

             PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                December 31,
                                                     1995

CURRENT ASSETS:
  Cash and cash equivalents                    $    806,000
  Accounts receivable, net of allowance
   for doubtful accounts of $54,000               1,843,000
  Inventory, net                                  2,708,000
  Prepaid expenses and other                         63,000

                 Total current assets             5,420,000

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Machinery and equipment                         1,220,000
  Furniture and fixtures                            596,000
  Test and demonstration equipment                  926,000
  Leasehold improvements                          1,164,000
  Vehicles                                           11,000
                                                  3,917,000

  Less- Accumulated depreciation
    and amortization                             (1,496,000)

  Net property, plant and equipment               2,421,000

OTHER ASSETS:
  Goodwill, Net                                  13,648,000

DEFERRED LOAN AND OFFERING COSTS                    372,000

                 Total assets                  $ 21,861,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 December 31,
                                                     1995

CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses  $  3,053,000
  Customer deductions                             1,362,000
  Vendor notes payable                            1,181,000
  Other accrued liabilities                         917,000

                 Total current liabilities        6,513,000

LONG-TERM DEBT
  Convertible debentures, due 1999-2003           3,200,000
  Convertible debentures, due 1999                1,791,000
  Vendor notes payable                               53,000

                 Total long-term debt             5,044,000

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value;
    25,000,000 shares authorized;
     3,095,405 shares issued
     and outstanding                                 31,000
   Additional paid-in capital                    12,699,000
   Accumulated deficit (readjusted to
     reflect quasi-reorganization
     effective January 1, 1995)                  (2,426,000)

                 Total shareholders' equity      10,304,000

   Total liabilities and shareholders' equity  $ 21,861,000

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the Years Ended December 31,
                                         1995          1994

REVENUE:
   Pasta sauce                      $10,701,000    $         -
   Precision equipment sales
     and service                      7,180,000      6,030,000

                 Total revenue       17,881,000      6,030,000

COST OF GOODS SOLD:
   Pasta sauce                        6,799,000              -
   Precision equipment sales
     and service                      4,249,000      3,301,000

    Total cost of goods sold         11,048,000      3,301,000

                 Gross profit         6,833,000      2,729,000

OPERATING EXPENSES:
  General and administrative          3,214,000      1,676,000
  Selling and marketing               1,055,000        628,000
  Advertising and promotion           3,840,000              -
  Provision for losses on
    Russian systems                     348,000              -
  Amortization of goodwill              302,000              -
  Research and development               72,000         95,000

    Total operating expenses          8,831,000      2,399,000

INCOME FROM OPERATIONS               (1,998,000)       330,000

OTHER INCOME (EXPENSE):
  Interest expense                     (452,000)      (303,000)
  Interest income                        11,000        405,000
  Miscellaneous income                   13,000              -
       Total other income (expense)    (428,000)       102,000

  Income taxes                                -              -

NET INCOME (LOSS)                   $(2,426,000)   $   432,000

PRIMARY NET INCOME (LOSS)
 PER COMMON SHARE                  $      (.89)   $       .34

FULLY DILUTED NET INCOME
 PER COMMON SHARE                         *N/A    $       .30

WEIGHTED AVERAGE COMMON SHARES:
  Primary                            2,713,661      1,253,387
  Fully diluted                           *N/A      2,440,453

*Fully diluted earnings per share is
 not presented when the calculation
 is anti-dilutive.

                     STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1995 and 1994

                               Common Stock         Additional
                          Number of                 Paid-In     Accumulated
                          Shares          Amount    Capital      Deficit

Balance at
 December 31, 1993       1,066,786  $    11,000   $ 28,822,000   $(24,701,000)

Conversion of $1,519,000 of
 debentures into 303,800
 shares of common stock    303,800        3,000      1,516,000              -

Reclassification of
 deferred offering
 costs related to
 debenture conversion            -            -       (313,000)             -

Conversion of $2,000,000
 credit line into 666,667
 shares of common stock     666,667       7,000      1,993,000              -

Net income for the year ended
  December 31, 1994               -           -              -        432,000

Balance at
 December 31, 1994        2,037,253 $    21,000   $ 32,018,000   $(24,269,000)

Readjustment to reflect
 quasi- reorganization
 effective January 1, 1995       -            -    (24,269,000)    24,269,000

Conversion of $225,000 of
 debentures into 45,000
 shares of common stock     45,000            -        225,000             -

Reclassification of
 deferred offering
 costs related to
 debenture conversion            -            -        (46,000)            -

Shares issued for
 acquisition of Mama
 Rizzo's, Inc. assets      705,460         7,000      5,233,000            -

Option receivable
 from shareholder          307,692         3,000      (462,000)            -

Net loss for the
 year ended
 December 31, 1995               -             -             -     (2,426,000)

Balance at
 December 31, 1995       3,095,405   $    31,000  $ 12,699,000   $ (2,426,000)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                           1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                  $ (2,426,000)    $   432,000
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
  Depreciation and amortization           921,000         380,000
  Provision for obsolescence
    and warranty reserves                 116,000          55,000
  Provision for losses on
    accounts receivable                    12,000          35,000
  Provision for losses on
    Russian systems                       348,000               -
  Changes in assets and liabilities:
   Decrease in accounts and
    affiliate receivables                 274,000         935,000
  (Increase) in inventory                (420,000)     (1,404,000)
  (Increase) decrease in
   prepaid expenses and other assets      142,000         (62,000)
  Increase in trade accounts payable
    and other liabilities                 921,000         129,000
  Increase (decrease) in
    customer deposits                    (144,000)         23,000
  Net cash used in operating
    activities of discontinued
    operations                                  -        (156,000)

Net cash provided by (used in)
  operating activities                   (256,000)        367,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (202,000)       (528,000)
  Note receivable advances                      -      (3,950,000)
  Note receivable collections           1,329,000       5,500,000
  Proceeds from disposal of oil
    and gas properties                          -         841,000
  Capitalized acquisition costs                 -        (279,000)
  Proceeds from disposal of assets        177,000              -
  Consideration paid for
    acquisition of subsidiary          (5,324,000)     (2,000,000)

Net cash used in investing
    activities                         (4,020,000)       (416,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term financing     3,200,000       2,000,000
  Proceeds from bridge loans and
    bank financing                      2,563,000              -
  Repayment of bridge loans and
    bank financing                     (2,563,000)             -
  Repayment of vendor notes              (568,000)             -
  Loan offering costs                    (183,000)             -

  Net cash provided by
   financing activities                 2,449,000      2,000,000

NET INCREASE (DECREASE) IN CASH        (1,827,000)     1,951,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   2,633,000        682,000

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $   806,000    $ 2,633,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
                                           1995             1994

Cash received (paid) during
 the year for:
  Interest paid                       $  (383,000)   $  (224,000)
  Interest received                   $    13,000    $   324,000
  Income taxes                        $         -    $         -


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995 and 1994

1.  Organization:

Packaging Research Corporation, a Colorado corporation (the "Company"), is involved in two business segments: custom precision equipment and premium pasta sauce business. The custom precision equipment business includes designing, manufacturing, marketing and servicing a complete line of standard and customized precision, high-speed filling, forming and pumping equipment for a wide assortment of processed and non-processed food and non-food applications. Generally, the equipment is custom designed to meet the specific application needs of its customers where fast, gentle and accurate operation is required. The Company's equipment is manufactured exclusively in the United States and marketed and sold throughout the world.

On February 17, 1995, the Company expanded its operations into the premium pasta sauce business through a wholly owned subsidiary, Mama Rizzo's, Inc. ("MRI"), a Colorado corporation. MRI acquired the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc., (collectively known as "Mama Rizzo's"), which was established in 1990 to produce a premium marinara spaghetti sauce using a family recipe passed on from generation to generation. The sauce is prepared at the Company's production facility located in Houston, Texas, using only fresh, all natural ingredients. The Company's products are sold throughout the United States under the brand name "Mama Rizzo's Italian Marinara Sauce." This acquisition is described more fully in Note 2.

2.  Acquisitions and Restructurings:

1995 Restructuring

On December 16, 1994, the Company's Board of Directors authorized a quasi-reorganization of the Company's accounts effective January 1, 1995. The Board based this decision on the fact that the Company had profitably changed its business from oil and gas, which was sold during 1994, to custom precision equipment.

1995 Acquisition

On February 17, 1995, the Company, through MRI consummated the purchase of the assets and certain liabilities of Mama Rizzo's which was engaged in the business of manufacturing and distributing pasta sauce under the name "Mama Rizzo's".

As consideration for the purchase, the Company initially issued 152,152 shares of the Company's common stock (valued at approximately $950,000 based upon the quoted market price on the date of closing) to M.A. Yamin, Inc. and assumed through its subsidiary approximately $16.5 million in liabilities including the $2,000,000 owed to the Company. The Company negotiated a settlement with Mama Rizzo's principal creditor ("Ms. Peterson") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million discharged through the issuance of 913,152 shares of the Company's common stock at $6.50 per share, the fair market value on such date, $2,000,000 of which was contingent upon MRI achieving $15 million of sales during the year ended December 31, 1995. Since sales did not achieve that level, 307,692 shares are forfeitable on January 1, 1996. As part of the final closing and in order to settle certain disputes, additional Company common stock and cash consideration were paid in 1995 as described in Note 10.

This acquisition was accounted for under the purchase method of accounting. The Company recorded approximately $13,950,000 of goodwill in connection with the acquisition. Management believes the goodwill is realizable through the operations of the pasta sauce segment which is expected to increase penetration in existing markets and expand into new markets in the future.

Management expects that the acquisition will diversify and expand the Company's revenue base as well as increase long-term profitability. To date, Mama Rizzo's has incurred losses as it has developed and grown the business. While revenues have increased each year, the costs associated with purchasing shelf space and establishing a customer base have increased as well. Management believes that the cost of purchasing shelf space, and a great percentage of the costs associated with developing the customer base, are one-time in nature, and, accordingly, will begin to decrease in the future. As a result, management expects operating results to improve and profitability to be attained, although there is no assurance that such improvements will result.

3.  Summary of Significant Accounting Policies:

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid cash investments with original maturities of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or net realizable value under the first-in, first-out ("FIFO") method. At December 31, 1995, inventory consisted of the following:

Custom Precision Equipment
Parts and materials               $ 1,203,000
Work-in-process                        59,000
Finished goods                        895,000
                                    2,157,000

Reserve for obsolescence              (20,000)

                                    2,137,000

Pasta Sauce
Raw material                          433,000
Finished goods                        138,000

                                      571,000

               Total              $ 2,708,000

Direct labor and overhead costs are included in yearend inventory amounts.

Included in finished goods as of December 31, 1995, is $500,000 of food processing system inventory that was purchased under contracts with CTC Foods Corporation ("CTC") and is currently being offered for sale to other third parties since CTC was unable to meet its contract obligations (see Note 6). In 1995, the Company recorded a provision for losses on Russian systems of $348,000 to recognize losses on sale of equipment and to reflect remaining Russian inventory at estimated net realizable value.

Property and Equipment

Depreciation is provided by using the straight-line method over the estimated useful lives of the assets (three to seven years).
Maintenance and repairs are charged to expense as incurred while major improvements are capitalized.

Test and demonstration equipment represents equipment loaned to third party customers, or specifically designated for testing and demonstration purposes. Depreciation is provided using the straight-line method over a three-year period.

Customer Deposits

The Company's standard terms on the sale of major machinery and equipment are 30% due at the time the order is placed, 60% prior to shipment and 10% thirty days after shipment.

Goodwill

The cost of the acquisition of the pasta sauce business, including the recipes, in excess of the fair values of net assets acquired is being amortized using the straight-line method over a 40-year life. The Company assesses the realizability of this asset on a periodic basis. Impairments, if any, would be recognized as expense immediately.

Revenue Recognition

For major machinery and equipment and food processing systems manufactured for sale under contract, the Company recognizes revenues and the related costs from manufacturing under the percentage of completion method of accounting. Under this method, revenues and the related costs are recognized as work is completed. For major machinery and equipment sold out of finished goods inventory, revenue is recognized upon shipment. Rebuilds and parts revenue is also recognized upon shipment.

The Company denominates all international sales in U.S. dollars and therefore is not subject to foreign currency risks.

Revenue for the pasta sauce business is recognized upon shipment.
At the time of sale, an estimated allowance for discounts and returns is made.

Research and Development

Research and development costs are expensed as incurred.

Warranty Costs

The Company warrants its machinery and equipment against defects in material and workmanship for one year from the date of the machine installation. The reserve for warranty costs is based upon estimated repair costs for each unit sold.

Advertising and Promotion Costs

Advertising costs are expensed as incurred. Such costs are nominal for the precision equipment business, but for the pasta sauce segment, these costs are significant to normal operations and to expanding market position in the United States. Costs referred to in the industry as "slotting" are also expensed when incurred. Approximately $470,000 included in advertising and promotion expenses for the year ended December 31, 1995 is for slotting charges.

Other pasta sauce promotional costs include coupons. An accrual is made at the time of each coupon distribution for the estimated redemption costs expected to be incurred based upon estimated redemption rates. Approximately $253,000 are included in advertising and promotion expenses for the year ended December 31, 1995 for coupon charges.

MRI also issues credits against outstanding invoices or directly pays customers to perform certain services on behalf of MRI. Such services would include placing advertisements in local newspapers, in-store promotions and displays, or temporary price reductions. These costs, referred to in the industry as "billbacks", are expensed when incurred. Approximately $2,322,000 is included in advertising and promotion expenses for the year ended December 31, 1995 for billback charges.

Income Taxes

The Company has net operating loss carryforwards totaling approximately $7,169,000 at December 31, 1995 which are available to offset future taxable income. The Company's tax net operating losses expire in varying amounts in the years 1996 through 2010. Utilization of the net operating loss carryforwards will be limited in each year for which they are available pursuant to IRC Section
382. The Company also has available a depletion carryover of approximately $1,100,000. No benefit for such tax losses or depletion carryover has been recorded in the accompanying financial statements due to the uncertainty of the realization of the related tax benefits.

Deferred income tax assets and liabilities are recognized based on enacted tax laws for all temporary differences between the financial reporting and tax bases of assets and liabilities. The deferred tax asset is offset by a valuation allowance for the amount of any net tax benefit that is not expected to be realized. As of December 31, 1995, the net deferred tax asset is as follows:

Deferred tax liabilities:
  Depreciation and amortization       $  (121,000)
Deferred tax assets:
  Operating reserves                       97,000

Net operating loss carryforwards        2,674,000
Statutory depletion carryforward          410,000
                                        3,060,000

Valuation Allowance                    (3,060,000)

Net Deferred Tax Asset                $         -

The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized due to expiration, limitation due to IRC Section 382 and other factors. Although management expects future results of operations to be profitable, it emphasized past performance rather than growth projections when determining the valuation allowance. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes for tax attributes generated subsequent to the quasi-reorganization. All unrecognized tax attributes that existed at the date of the quasi-reorganization will be reported as a direct addition to paid-in capital when recognized subsequent to the date of the quasi-reorganization. Prior to consideration of the valuation allowance, the Company's effective tax rate approximates the statutory federal and state tax rates.

Earnings Per Share

Earnings (loss) per common share is computed by dividing income
(loss) by the weighted average number of shares outstanding. For primary earnings per share, the weighted average impact of the common stock issued pursuant to conversion of the debentures and issued in connection with the acquisition of MRI were considered in the calculation. Conversion of the remaining $2,016,000 of debentures into common stock at $5.00 per share and conversion of the Convertible Debenture Notes payable at $1.50 per share were assumed for the fully diluted calculation in 1994. The fully diluted earnings per share were anti-dilutive in 1995.

4.  Pro Forma Statements

PRC and Mama Rizzo's

The following table sets forth condensed unaudited pro forma operating results of the Company and Mama Rizzo's for the year ended December 31, 1995 and 1994. The condensed pro forma operating results assume that the acquisition of the assets and certain liabilities by the Company had occurred on January 1, 1994, instead of February 17, 1995. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1994, and may not necessarily be indicative of future performance.

                                   Years Ended December 31,
                                     1995             1994
                                          (unaudited)

Revenues                         $19,851,000      $18,829,000

Operating loss                   $(2,331,000)     $(5,256,000)

Net loss                         $(2,759,000)     $(5,154,000)

Net loss per common share        $      (.89)     $     (2.27)

Weighted average common shares
  outstanding                      3,088,750        2,266,539

5.  Debt

Convertible Subordinated Debentures

In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. In addition to certain redemption options commencing September 28, 1995, the Company may redeem the debentures in the event that the closing price of the common stock equals or exceeds 130% of the conversion price per share for at least 20 of 30 trading days.

As of December 31, 1995, $2,119,000 of debentures had been converted by the debenture holders into approximately 424,000 shares of the Company's common stock. Approximately $192,000 and $303,000 is reflected as interest expense in the accompanying financial statements, which includes $100,000 and $52,000 in amortization of deferred offering costs for the years ended December 31, 1995 and 1994, respectively.

Convertible Line of Credit

In 1993, a substantial stockholder of the Company made available to the Company an unsecured line of credit due December 31, 1994, in the principal amount of $2,000,000, bearing interest at prime plus 2%, convertible under certain circumstances, into the Company's common stock at $3.00 per share, (the fair market value of the Company's common stock on the date of the agreement). In December 1994, the Company borrowed $2,000,000 under the line to reimburse the Creditor for monies advanced to Mama Rizzo's by the Creditor from July 1, 1994 through December 31, 1994, (the Creditor conversely agreed not to charge interest on these advances). The Company's principal stockholder converted the $2,000,000 borrowed under the line into 666,667 shares of the Company's common stock prior to December 31, 1994.

In January 1995, the Company obtained a $3,000,000 line of credit commitment from the same shareholder which was unsecured and convertible into shares of the Company's common stock at $7.00 per share (the quoted market value of the Company's common stock on the date of the agreement). This line of credit was intended to help finance MRI (see Note 2). However, on February 23, 1995, this individual filed for Chapter 11 bankruptcy protection. As a result, the Company concluded that the line of credit is not a viable financing source. As discussed in Note 6, the Company has filed claims for damages as a result of non-performance under the line of credit.

Bridge Loan Financing

In April 1995, the Company obtained loans from certain private investors, including officers and directors of the Company, to loan the Company $750,000. These loans were to mature on January 5, 1996 or sooner if certain conditions were met. The loans paid interest at an annual rate of 15% and were secured by the fixed assets and inventories of the Company and MRI. The makers of the loans also received a total of 375,000 warrants to purchase shares of the Company's common stock, exercisable at $2.00 per share, which was the market value on the date of the loans. These warrants expire 24 months from the date of the loans. The terms of the loans were no less favorable than the proposed terms the Company received from third party lenders. The loans were partially paid in July, 1995 from bank financing and the remainder paid in December, 1995 from Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance") financing.

Bank Financing

In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. The line of credit provided working capital and was used to repay $500,000 of the bridge loans. On December 19, 1995, the loan was paid off with the proceeds of the Renaissance financing, but $1,000,000 remains available as a facility for working capital. A fee of 5% per annum is payable monthly on the unused amount of the facility. The available credit can be increased to $2,000,000 with Renaissance approval. No balance was outstanding on the line of credit at the end of 1995 other than nominal interest and fees.

Convertible Debenture Loan

In December, 1995, the Company entered into a loan agreement with Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a specified period prior to that date is less than $1.50. If not reduced or converted prior, the debentures will mature on January 1, 2003, although mandatory principal payments will commence on January 1, 1999. The proceeds from the Convertible Debenture were used to pay bridge debt, bank debt and for working capital. The outstanding Renaissance loan balance is $3,200,000 at December 31, 1995. The loan is secured by all the assets of the Company. The loan agreement limits the amount of additional indebtedness incurred by the Company and also requires that certain financial performance ratios be met. Under certain limited circumstances, including a change in control, the par value of the debenture loan will be automatically increased.

Vendor Notes Payable

MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and M.A. Yamin, Inc. for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities, trade payables and accrued liabilities not assumed by MRI. In several cases the amount due has been agreed to and supported by notes payable over a period of time. At December 31, 1995, current vendor notes payable was $1,013,000 and the long-term portion was $53,000. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum.

At December 31, 1995, principal amounts of debt due during each of the five succeeding fiscal years were as follows (in thousands):

         Year             Amount

         1996          $ 1,181,000
         1997               53,000
         1998                    -
         1999            2,155,000
         2000              322,000
      Thereafter         2,514,000
                         6,225,000
Less current portion    (1,181,000)
                       $ 5,044,000

6. RELATED PARTY TRANSACTIONS

CSI Enterprises, Inc.

The Company received managerial, accounting, computer, risk management and legal services from CSI Enterprises, Inc. (formerly Concord Services, Inc.) ("Concord") which is an affiliate of the Company through common beneficial ownership. The 1994 statement of operations reflects $215,000 charged by Concord for such services. The Company believes that the methodology used in allocating these expenses was reasonable. Additionally, the 1994 operations reflected approximately $60,000 for advertising services charged by an affiliate of Concord. The agreement with Concord was terminated subsequent to yearend 1994. The Company has obtained comparable services at similar costs.

On February 23, 1995, Concord filed for Chapter 11 bankruptcy protection.

Additionally, the Company has been advised that Concord has advanced $3,938,000 to MRI on behalf of Ms. Peterson. As discussed in Note 2, this advance to MRI was extinguished as part of the Company's acquisition of the assets and certain liabilities of MRI. Management does not believe Concord or any of its creditors has any recourse against MRI or the Company as a result of the extinguishment of the advance.

CTC Foods Corporation

CTC Foods Corporation ("CTC") was an affiliate of the Company through common beneficial ownership. In 1994 and prior years, the Company incurred certain costs on behalf of CTC to research, design and market various food processing systems in Russia. These costs were reimbursed to the Company at cost plus 10%. Approximately $453,000 of costs were reimbursed to the Company by CTC during 1994 of which $193,000 was repaid during 1994. The remaining receivables were fully paid in 1995.

At the beginning of 1995, a food processing system was in process at the Company's manufacturing facility. The beneficial shareholder of CTC filed for Chapter 11 bankruptcy protection on February 23, 1995, and as a result, the future of CTC, the status of the remaining contracts, and the Company's prospects for future sales to CTC were all uncertain. At the beginning of 1995, but prior to the bankruptcy filing, the Company stopped all work under these contracts and on behalf of CTC, as it became concerned about the financial condition of CTC which was dependent upon the stockholder for continued funding. The equipment and materials purchased under this contract were written down to estimated net realizable value. Management expects to sell the items remaining in the December 31, 1995 inventory during 1996.

The Company has demanded payment in full from CTC for all unpaid invoices, and although CTC is not in bankruptcy, its owner is personally in bankruptcy. On September 6, 1995, the Company filed Proof of Claims against the owner and CSI Enterprises, Inc., in which the unpaid balance from CTC of $1,180,000 is listed, as well as damages from not being able to provide the line of credit needed in connection with the MRI acquisition. There are other miscellaneous amounts also listed in the Proof of Claims filing, but no amount is recorded in the accompanying financial statements for the unpaid invoices, damages related to the line of credit or other claims due to the uncertainty of any recovery.

The accompanying statement of operations reflects $1,206,000 of revenue recognized during 1994 under contracts with CTC.

7. Employee Benefit Plan

Company employees participated in a 401(k) plan, the "Concord Employee Savings and Investment Plan" (the "Plan") that was administered by Concord. Voluntary employee contributions to the Plan were matched by the Company at its discretion. The Company's total contributions to the Plan were $49,000 for the year ended December 31, 1994.

During 1995, a new plan was formed, the "Packaging Research Corporation 401(k) Plan", which received distributions of the assets that were in the Concord 401(k) Plan applicable to the Company's employees. The new plan provided for voluntary employee contributions beginning June 1, 1995 and thereafter and contributions matched by the Company at its discretion. As with the previous plan, the Company recognized expenses of $30,500 for matching contributions due to plan participants for the year ended December 31, 1995.

8. Stock Options

Employees and Directors

At the Board Meeting on February 16, 1995, and reaffirmed at the Board Meeting on March 15, 1995, there was unanimous approval to adopt an MRI Option Plan exercisable for five years from the date of grant, commencing February 17, 1995 for 500,000 options of MRI. As of February 17, 1995, grants were approved for 365,000 options. At subsequent Board Meetings in 1995, the remainder of the grants were awarded. However, to avoid a minority interest in MRI, a conversion to the Company's option plan was made available to option holders in early 1996, and all but options for 78,700 shares of MRI elected conversion to the Company options. All options were granted at estimated fair market value on the date of grant.

In March 1995, the Board of Directors of the Company approved by unanimous vote, subject to shareholder approval, the Company's 1995 Employee Stock Incentive Plan (the "Employee Plan") and the 1995 Nonstatutory Directors Stock Option Plan (the "Directors Plan"). Options granted under the plans will be granted at the price equal to the fair market value of the stock at the date of grant. During the first quarter of 1995, 400,000 options were authorized under the Employee Plan and 220,000 options were authorized under the Directors Plan. As of the board meeting on December 15, 1995, the Employee Plan had granted nearly the entire 400,000 shares, but because most grants were for $2.00 per share, and vested over a 3 year period, some had expired due to termination or election not to exercise. The Directors Plan was also granted up to the authorized shares of 220,000 shares. At the February 29, 1996 Board Meeting, the authorized options were increased to 500,000 and 600,000, for the Employee Plan and Directors Plan, respectively. The Directors Plan is the nonstatutory plan and the increases were largely to accommodate option conversions from the MRI plan. Through December 31, 1995, no vested options were exercised under either plan, and the plans must be submitted to shareholders for approval prior to the issuance of any shares pursuant to the plans.

Shareholder Option

Until June 30, 1997, the significant shareholder, Ms. Peterson, who acquired her shares in connection with the Mama Rizzo's acquisition, has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if in her good faith discretion she reasonably determines that any such management recommendation is in the best interests of PRC. In consideration of this agreement and certain other matters, the Board of Directors issued 307,692 shares to the creditor subject to an option. The option allows the Ms. Peterson to retain the 307,692 shares until December 31, 1996, but with an option to retain the shares indefinitely beyond 1996 upon the further payment of $1.50 per share at any time during 1996. The $1.50 price was the then current market value. The stock is shown as outstanding at December 31, 1995, with an off-setting receivable for the option price in the capital section of the balance sheet.

Other

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will be effective for year 1996 and recommends a fair value based method of accounting for employee stock compensation, including stock options. However, companies may choose to account for stock compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" and provide pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company anticipates it will continue to account for stock compensation using the intrinsic value based method, and thus SFAS 123 will not have any impact on reported operating results.

9. Major Customers

Custom Precision Equipment

1995 sales had only three customers that represented over 10% of total custom precision equipment sales; Nestle, Kal Kan and Menu Foods, at 26%, 12% and 11% respectively. Included in 1994 sales are four major customers: CTC (see Note 6), Nestle, Fast Food Merchandisers and H. J. Heinz who accounted for 20%, 17%, 17% and 15% of sales, respectively.

Pasta Sauce

Pasta sauce products are marketed through a number of brokers who in turn market to wholesalers and retail chain outlets. The major customers for 1995 are: C & S, Fleming, Stop & Shop, Super Value, Twin Country and Kroeger, representing 14%, 12%, 11%, 11%, 10% and 10%, respectively.

10. Geographic Sales

Custom Precision Equipment

The Company sales of custom precision equipment are spread throughout the following geographic regions:

    REGION            1995          1994

United States   $5,204,000      $5,004,000
Africa                   -         488,000
Asia               754,000         126,000
Canada             800,000         260,000
Europe             422,000          38,000
South America            -         114,000
                $7,180,000      $6,030,000

Included in United States' sales is $1,206,000 which represents sales to CTC for systems designated for Russian joint ventures for the year ended December 31, 1994.

Pasta Sauce

The sales of pasta sauces were within the United States during 1995.

11.  Commitments and Contingencies

Lease Commitments

Custom Precision Equipment

The Company leases office and warehouse space under a noncancellable operating lease expiring on November 30, 1996 with an option to renew the lease for an additional two years. The Company also leases certain office equipment on a month-to-month basis. The Company leases some additional warehouse space on an annual basis expiring at the same time as the office lease. Operating lease payments for the years ended December 31, 1995 and 1994 were $110,000 and $108,000, respectively.

At December 31, 1995, future minimum lease payments under noncancellable operating leases are as follows:

1996            $90,000
Thereafter            -
               $ 90,000

Pasta Sauce

MRI leases office and warehouse space under a noncancellable operating lease expiring on November 30, 2000. Further, the Company leases certain office and production equipment. Operating lease payments for the year ended December 31, 1995 totaled $282,000. At December 31, 1995, future minimum lease payments under noncancellable operating leases are as follows:

1996    $ 229,000
1997      211,000
1998      208,000
1999      208,000
2000       78,000
        $ 934,000

License and Royalty Commitments

The Company manufactures and sells its custom precision equipment under four royalty agreements, three of which carry associated license agreements. The agreements require the Company to make royalty payments based on either a percent of the equipment's sales price or on a fixed dollar amount per machine sold.

Expenses recognized pursuant to the royalty and license agreements approximated $163,000 and $135,000 for the years ended December 31, 1995 and 1994, respectively.

MRI has no such commitments.

Yamin Settlement

Under the Purchase Agreement dated September 16, 1994, the Company agreed to employ Mr. Yamin as President of the business but retained the right to terminate him at any time for any reason.
The Agreement provided that if the termination were without cause, Mr. Yamin would be entitled to a severance payment of $150,000.
The Company terminated Mr. Yamin's employment for cause. Mr. Yamin subsequently asserted that there was not cause for his termination and that he was entitled to severance and, under the Agreement, to borrow certain funds from the Company and to cause a corporation controlled by him to sell back to the Company shares of the Company's stock which had been received in the Mama Rizzo's acquisition. The Company disputed these claims and on March 21, 1995 filed in Texas an action for a declaratory judgment confirming its position. Mr. Yamin filed a counterclaim against the Company for allegedly misleading him in connection with its acquisition of Mama Rizzo's.

In May 1995, the Company reached an agreement with Mr. Yamin whereby all litigation initiated by the Company and Mr. Yamin was dismissed (the "Yamin Agreement"). Under the terms of the Yamin Agreement, the Company paid M.A.Yamin, Inc. ("MAY") $100,000 in cash and executed a promissory note in the principal amount of $183,750 bearing interest at the rate of 8% per annum, payable in equal weekly installments of principal and interest of $6,500.
Such promissory note was secured by all of the outstanding capital stock of MRI. In return for the above mentioned consideration, Mr. Yamin caused MAY to deliver to the Company the 152,152 shares of the Company's common stock issued to MAY pursuant to the Agreement (which the Company recorded at $2.00 per share, the market value on the date of the Yamin Agreement). Additionally, the stock option agreement between the Company and MAY dated February 16, 1995 for 139,806 shares of the Company's common stock was cancelled.

In conjunction with entering into the Yamin Agreement, the Company entered into an agreement with Ms. Peterson (the "Creditor Agreement"), who was owed monies by Mr. Yamin and had commenced litigation to collect such debts. Under the terms of the Creditor Agreement, the Company issued 100,000 unregistered shares of its common stock to Ms. Peterson in return for her dismissing the litigation against Mr. Yamin. Further, under the terms of the Creditor Agreement, the Company has agreed to provide good faith assistance to the Creditor in attempting to resell such stock once registered. After January 1, 1997, the Company shall be obligated to purchase all or any portion of the 100,000 shares (to the extent not already resold) at a price of $2.00 per share upon thirty days prior notice.

Mama Rizzo's Debt Extinguishment

The Company has become aware that a $2,970,000 note payable from Mama Rizzo's to Ms. Peterson that was to be assigned to the Company is no longer held by her but is held by a third party. The Company believes that the third party is not a holder in due course of the note and, therefore, should be unable to assert the note against the Company or MRI because it was past due at the time of the third party's acquisition. Ms. Peterson remains liable for a prior representation and warranty in favor of the Company assuring it of her ownership of the above described note.

Litigation

In the acquisition by the Company's subsidiary MRI of the assets and certain of the liabilities of Mama Rizzo's, certain liabilities and claims were not assumed. Some of those creditors have filed suit for the collection of their claims against P.S.M.S., Inc., the Texas corporation formally known as Mama Rizzo's Inc., i.e., against the Corporation which owned the Mama Rizzo's business acquired by the Company's subsidiary. P.S.M.S., Inc. does not intend to defend those claims. The Company has been advised by counsel that neither the Company nor its subsidiary should have liability for those claims or for judgments emanating therefrom. The Company has however agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and MAY, for any personal liability or expenses they may incur in connection with those unassumed liabilities as well as MAY.

To date, four creditors of P.S.M.S., Inc., which liabilities were not assumed by the Company or its subsidiary in the acquisition of Mama Rizzo's, have commenced lawsuits against the Company. Two of these claims have been settled for approximately one-third of the unassumed liabilities, principally payable over approximately two years without interest. Agreement has been reached, but nit yet finalized, for the settlement of a third such claim on the same basis. The aggregate amount payable in these settlements is $246,770.

A fourth claim with respect to a Mama Rizzo's unassumed liability remains unresolved. This claim involves a liability of approximately $130,000 and suit has been brought against the Company and its subsidiary for the collection thereof. The Company has commenced negotiations for the settlement of this claim on a basis comparable to the settlements of the other three claims.

Benton Bankruptcy

As previously discussed, Oren L. Benton, a significant shareholder of the Company, filed for Chapter 11 bankruptcy protection on February 23, 1995. The Company has conducted business with Mr. Benton and his affiliates in the past. Management does not expect the bankruptcy of Mr. Benton to have a material adverse affect on the future operations of the Company.

12. Business Segment Information

The Consolidated Statement of Operations includes the operations of the pasta sauce segment since its acquisition on February 17, 1995. Since its operations are considerably different from the Company, the following segment information is presented:

                            Year Ended December 31, 1995

                                       Custom
                                     Precision
                  Pasta Sauce        Equipment       Consolidated

Operating
 revenue         $ 10,701,000      $  7,180,000      $ 17,881,000

Operating (loss)
 income          $ (2,376,000)     $    378,000      $ (1,998,000)

Identifiable
 assets          $ 17,133,000      $  4,729,000      $ 21,861,000

Depreciation and
 amortization
 expense         $    696,000      $    251,000      $    947,000

Capital
 expenditures    $    156,000      $     46,000      $    202,000

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The following table sets forth certain information with respect to directors and executive officers of the Company, including, with respect to each individual, his age, his position with the Company, and the year in which he first became a director, officer or employee of the Company. Additional information concerning each of these individuals follows the table.

The officers and directors of the Company are as follows:

Name             Age          Positions           Date Began
                                                  Position

Robert A.         61     Chairman of the Board,      1983
Fillingham               President and Chief
                         Executive Officer
Noel D. Chrisman  62     Executive Vice              1993
                         President
Robert H.         60     Chief Financial             1995
Porter                   Officer and Secretary
                         Director                    1993
Kevin B. Jordan   35     MRI President, Director     1994
Ronald W. Marsh   49     MRI President & COO         1995
Larry A. Call     62     Director                    1994
Albert Krueger    66     Director                    1993
F. Bruce Krysiak  73     Director                    1995

All directors of the Company hold office until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. The Company has an Investment Committee consisting of Messrs. Fillingham and Porter and an Audit Committee consisting of Messrs. Call (Chairman), Krueger and Krysiak. The Company does not have standing nominating or compensation committees of the Board of Directors, or committees performing similar functions.

The Company has agreed that it will include a person designated by Maverik Country Stores, Inc., formerly Caribou Four Corners, Inc. ("Maverik"), a shareholder of the Company, who is approved by the Company as a member of the Company's slate of directors and will use its best efforts to cause such person to be elected to the Company's Board of Directors so long as Maverik (or any single successor or assignee of Maverik) owns at least 8,333 shares of Common Stock. Larry A. Call is the director presently serving as the designee of Maverik.

Six meetings of the Board of Directors of the Company (including regularly scheduled and special meetings) were held during the last full fiscal year. No member of the Board of Directors attended fewer than 85% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the Board on which he served.

Robert A. Fillingham, age 61, served as Chairman of the Board of the Company from the Company's incorporation in 1983 until December 1987 and has served as Chief Executive Officer of the Company since 1983. He was elected President of the Company on March 7, 1984. He was a Director, President and Chief Executive Officer of the Company's predecessor, Greenwood Resources Ltd. from its formation in 1977 until 1983. In March 1989, Mr. Fillingham again became President, Chief Executive Officer and a Director of the Company. Mr. Fillingham expects to devote approximately 50% of his time to the custom precision equipment business and 50% to the pasta sauce business.

Noel D. Chrisman, age 62, was a consultant to the Company from September 1991 until June 1992 when he was employed as Executive Vice President with responsibility for the day-to-day operations of the Company. From May 1989 to September 1991, he owned and operated Swimline, Inc., a wholesale distributor of swimming pool equipment and supplies. Previously, he was employed for over 20 years with Kliklok Corporation with the final position of Vice President of sales. Mr. Chrisman devotes all of his time to the business of the Company. Mr. Chrisman has indicated his intention to elect early retirement in 1996.

Robert H. Porter, age 60, became a director of the Company in February 1993. Mr. Porter was elected Chief Financial Officer in October 1995 to fill the vacancy caused by the resignation of the Chief Financial Officer in August, 1995. Mr. Porter had previously served as Chief Financial Officer for the Company from April 1994 through March 1995. From June 1991 through April 1995, he was Senior Vice President of CSI Enterprises, Inc. For the prior 33 years, Mr. Porter was in the audit division of Arthur Andersen & Co., most recently as a general partner, where he specialized in regulated industries and other large, publicly held corporations.

Kevin B. Jordan, age 35, has been President and CEO of MRI since
February 1995. Previously he was employed by CSI Enterprises, Inc. since 1985. He is a C.P.A. and was formerly employed with Coopers and Lybrand in Denver, Colorado. Mr. Jordan submitted his resignation in November, 1995 from MRI, and as a director.

Ronald W. Marsh, age 49, became President and Chief Operating Officer of MRI in November, 1995. Mr. Marsh has had over 24 years of successful experience in the food industry with responsibilities in managing, selling and developing branded products for the retail grocery and food service trade. During this period he was affiliated with Swift, Kraft, Wilson and Lykes.

Larry A. Call, age 62, serves as the Chief Operations Officer for Maverik Country Stores, Inc., formerly Caribou Four Corners, Inc. Maverik operates 129 convenience stores in 7 western states. Mr. Call has been with Maverik for more than 25 years and has served as a member of their board for 20 years.

Albert Krueger, age 66, has been a consultant to the Company since 1985 in the areas of manufacturing and engineering management.
From 1947 through 1983, he was director of operations-engineering for Continental Can Co. Since 1983, he has been engaged in business as an independent consultant.

F. Bruce Krysiak, age 73, was elected a director at the October 12, 1995 board meeting. Mr Krysiak has over 30 years of leadership experience in the supermarket and food distribution industry and was a former executive of Arden-Mayfair of Los Angeles, Loblaw Companies of Toronto and National Tea of St. Louis. He served as president and chief executive officer of Loblaw and National Tea. He was also a member of the U.S. Food Industry's National Board of Directors. He most recently was an organizer of the Giant Food Systems in Vladivostok, Russia, an American-Russian joint venture to establish American-style supermarkets in Russia. He serves as an advisor to various large corporations in the U.S. in domestic and international projects.

The Company does not have employment or consulting agreements with its executive officers, nor does it maintain key man insurance on their lives. CSI Enterprises, Inc., associated with the Company through common control, provided certain administrative and other services to the Company prior to 1995.

Mr. Krueger entered into a consulting agreement June 1994 whereby he agreed to spend one week per month at the Company's principal executive offices providing advisory and consulting services. He is compensated at the rate of $2,800 per month for these services, plus $75 per hour for any additional work performed for the Company. For the years ended December 31, 1995 and 1994, payments to Mr. Krueger under the consulting agreement aggregated approximately $67,000 and $150,000, respectively.

Item 11.  Executive Compensation

The following table sets forth the aggregate cash compensation paid by the Company to the executive officers of the Company who received in excess of $60,000 for services rendered during the years ended December 31, 1995 and 1994, and to all executive officers as a group.

Name of Individual   Capacities in Which          Cash
or Number in Group       Served               Compensation

                                           1995            1994

Robert A. Fillingham  President and Chief $110,000(1) $100,000(1)
                      Executive Officer
Noel D. Chrisman      Executive Vice      $107,000(2) $115,000(2)
                      President
Kevin B. Jordan(3)    MRI President       $115,000    $      -
All executive
officers as a
group (8 persons)                         $503,000    $215,000

(1) Mr. Fillingham's cash compensation consisted of salary of $100,000 and $90,000 for the years ended December 31, 1995 and 1994, respectively. Deferred compensation of $10,000 and $10,000 including premiums paid pursuant to a split-dollar life insurance agreement providing $200,000 of death benefits to his designees, plus benefits through increase in cash surrender value used to purchase fully paid insurance, during the years ended December 31, 1995 and 1994, respectively.

(2) Mr. Chrisman's cash compensation consisted of salary of $105,000 and $105,000 and a bonus of $2,000 and $10,000 during the years ended December 31, 1995 and 1994, respectively.

(3) Mr. Jordan resigned effective at the end of 1995, and was replaced by Mr. Ronald W. Marsh as President of MRI in November,
1995.

Stock Options

At the Board Meeting on February 16, 1995, and reaffirmed at the Board Meeting on March 15, 1995, there was unanimous approval to adopt an MRI Option Plan exercisable for five years from the date of grant, commencing February 17, 1995 authorizing options for 500,000 shares. As of February 17, 1995, grants were approved for 365,000 options. At subsequent Board Meetings in 1995, the remainder of the grants were awarded. However, to avoid a minority interest in MRI, a conversion to the Company's option plan was made available to MRI option holders in early 1996, and all but options for 78,700 shares of MRI elected conversion to the Company options.

In March 1995, the Board of Directors of the Company approved by unanimous vote, subject to shareholder approval, the Company's 1995 Employee Stock Incentive Plan (the "Employee Plan") and the 1995 Nonstatutory Directors Stock Option Plan (the "Directors Plan"). Options granted under the plans will be granted at the price equal to the fair market value of the stock at the date of grant. During the first quarter of 1995, 400,000 options were authorized under the Employee Plan and 220,000 options were authorized under the Directors Plan.

As of the board meeting on December 15, 1995, the Employee Plan had granted nearly the entire 400,000 options, but because most grants were for $2.00 per share, and vested over a 3 year period, some had expired due to termination or election not to exercise. The Directors Plan was also granted up to the authorized options of 220,000 shares. At the February 29, 1996 Board Meeting, the authorized options were increased to 500,000 and 600,000, for the Incentive Plan and Directors Plan, respectively. The Directors Plan is the nonstatutory plan and the increases were largely to accommodate option conversions from the MRI plan. Through December 31, 1995, no vested options were exercised under either plan, and the plans must be submitted to shareholders for approval.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth as of December 31, 1995, certain information with respect to the record and beneficial ownership of the Company's Common Stock by all stockholders known by the Company to own more than 5% of its outstanding Common Stock, and by directors and officers individually and as a group.

Name, Address and       Number of Shares           Percentage of
Position Held        Beneficially Owned(1)         Outstanding
                                                   Common Stock

Larry A. Call
P.O. Box 457
Afton, WY  83110
Director                       33,880(2)                1.1%

Ray Hand
310 Radford Place
Knoxville, TN 37927           200,000                   6.5%

Oren L. Benton
Three Park Central
Suite 1000
1515 Arapahoe Street
Denver, CO 80202            1,194,287(3)               38.6%

Miriam Peterson
4550 Post Oak Place
Houston, TX 77027           1,013,152                  32.7%

All Officers and
directors as a
group (1 person)              33,880(2)                 1.1%

(1) None of the present officers or directors other than Mr. Call are owners of any outstanding shares. There are no outstanding exercisable options or warrants to purchase shares of the Company's Common Stock.

(2) Includes all shares held by Maverick Country Stores, Inc., as to which Mr. Call may be deemed to be the beneficial owner.

(3) Includes 466,440 shares held by Concord International Mining and Management Corporation as to which Mr. Benton may be deemed to be the beneficial owner.

Item 13.  Certain Relationships and Related Transactions

Acquisition of Control

Through a series of transactions, Oren L. Benton acquired significant ownership of the Company through personal ownership and ownership of Companies or general partnerships that he controlled. As of January 1, 1994, Mr. Benton held 62,328 Company shares in PRCo., an entity controlled by Mr. Benton, 404,112 Company shares in Premier Management Ltd., a Colorado Limited Partnership ("Premier") in which Mr. Benton was the managing general partner, and direct ownership of 119,015 shares, for a total of 585,455 Company shares of the total outstanding shares of 1,075,536, or 54.4% of voting outstanding shares.

In 1994, Mr. Benton transferred the 62,328 shares from PRCo. to Premier, and that total along with the Premier shares of 404,112 were transferred to six URI Partnerships controlled by Concord International Mining Management Corporation. In addition, 57,835 of direct ownership shares were transferred to an individual not controlled by Mr. Benton.

In March, 1993, Mr. Benton, then the beneficial owner of a majority of the shares of the Company's Common Stock, made available to the Company an unsecured line of credit due December 31, 1994, in the principal amount of $2,000,000. Advances thereunder bore interest at the prime rate plus 2% per year, payable quarterly. The lender had the right, exercisable on December 31, 1994, to purchase up to 666,667 shares of Common Stock at $3.00 per share. He also had the right to convert any advances taken under the credit line at the same price. The closing bid price for the Company's common stock was $2.88 on March 16, 1993, the day the line of credit agreement was signed. In December 1994, the Company borrowed $2,000,000 under this line which the lender then converted into 666,667 shares of the Company's common stock. The shares of Common Stock acquired by the lender will not be registered under the Securities Act of 1933, as amended, and will therefore constitute restricted stock. After conversion of the line of credit, Mr. Benton owned approximately 58.6% of the outstanding common stock of the Company. Because of the shares issued for the acquisition of MRI operations, and the conversion of the debentures, Mr. Benton's share of the issued and outstanding shares of the Company's Common Stock at the end of 1995 was 38.6%, thus there was no single majority control relationship.

In 1995, in connection with the acquisition of the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc. (collectively "Mama Rizzo's), the Company issued 913,152 shares of the Company's common stock to Miriam Peterson, the largest creditor of Mama Rizzo's in satisfaction of approximately $5,900,000 of debt that was held by Ms. Peterson. Included in this debt was $3,938,000 of advances from Concord that were made on behalf of Miriam Peterson. $2,000,000 of the stock issued is contingent upon the Company's wholly owned subsidiary, MRI, achieving at least $15 million in sales during 1995. Since MRI did not achieve those sales in 1995, 307,692 shares were forfeited at yearend 1995. The Board of Directors permitted Ms. Peterson to have the benefit and voting rights of the contingent and issued shares through 1996, with the option to purchase the contingent shares at any time in 1996 for $1.50 per share. Ms. Peterson also owns 100,000 shares from a settlement from Yamin. At the end of 1995, Ms. Peterson has a total of 1,013,152 shares of the 3,095,405 issued and outstanding stock, or 32.7%. Until June 30, 1997, Ms. Peterson has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if in her good faith discretion she reasonably determines that any such management recommendation is in the best interests of PRC.

For information regarding a shareholder's right to designate a person to serve on the Board of Directors of the Company, see
"Management - Directors and Executive Officers of the Company."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  Financial Statements (included in Item 8, Part II hereof):

Report of Independent Public Accountants                 18
Balance Sheet - December 31, 1995                        19
Statements of Operations - For the Years
 Ended December 31, 1995 and 1994                        21
Statements of Shareholders' Equity -
 For the Years Ended December 31, 1995 and 1994          23
Statements of Cash Flows - For the Years
 Ended December 31, 1995 and 1994                        24
Notes to Financial Statements                            26

b)  Reports on Form 8-K

The registrant filed a Report on Form 8-K dated February 11, 1994 with regard to the completion of the sale on January 31, 1994 of all of its discontinued oil and gas properties.

The registrant filed a Report on Form 8-K dated November 3, 1994 with regard to entering into a conditional agreement (the "Acquisition Agreement") dated September 16, 1994, for the acquisition of the assets and the assumption of certain of the liabilities of Mama Rizzo's, Inc. ("Mama Rizzo's") and M.A. Yamin, Inc. ("MAY"), which are private related companies based in Houston, Texas, engaged in the business of manufacturing and distributing pasta sauce under the name "Mama Rizzo's".

The registrant filed a report on Form 8-K dated March 3, 1995 with regard to the consummation on February 17, 1995 of the purchase of the assets and certain liabilities of Mama Rizzo's, Inc. pursuant to an acquisition agreement dated September 16, 1994.

The registrant filed a Report on Form 8-K dated April 28, 1995 with regard to the financial statements and pro forma financial information of the business acquired on February 17, 1995.

The registrant filed a Report on Form 8-K dated December 19, 1995 with regard to entering into a Convertible Debenture Loan Agreement (the "Loan Agreement") dated December 14, 1995 between the registrant and Renaissance Capital Growth & Income Fund III, Inc.

(c)   Exhibits

3.1  Articles of Incorporation of the Registrant dated April 5,
1983, as amended (filed as Exhibits 3.1, 3.3 and 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 2-83288) and incorporated herein by reference thereto)

3.2 Articles of Amendment to Articles of Incorporation of the Registrant dated August 13, 1987 (filed as Exhibit 3.1 to the
Registrant's Form 10-Q for the quarter ended June 30, 1987 and incorporated herein by reference thereto)

3.3 Articles of Amendment to Articles of Incorporation of the Registrant dated June 7, 1988

3.4  Articles of Amendment to Articles of Incorporation of
Registrant dated March 5, 1993

3.5  Restated ByLaws of the Registrant dated January 23, 1990
(filed as Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference thereto)

3.6  Articles of Merger of Greenwood Resources Ltd. and Greenwood
Resources Inc.-Colorado dated December 7, 1983

4.3 Letter Agreement dated July 8, 1992, between the Registrant and Paul Slayton, personally and as president of Slayton Oil
Corporation, and Patricia Slayton

10.1 Amended Non-Statutory Stock Option Plan of the Registrant amended as of April 11, 1988 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (file no. 33-22319) and incorporated herein by reference thereto)

10.2 Form of Stock Option Agreement with directors of the Registrant (filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 (file no. 33-22318) and incorporated herein by reference thereto)

10.3 Stock Purchase Agreement dated effective as of March 31, 1989, between the Registrant and Premier Management Ltd. (filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 1989, and incorporated herein by reference thereto)

10.4 Stock Exchange Agreement date effective as of March 31, 1989, between the Registrant and PR Co. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 31, 1989, and incorporated herein by reference thereto)

10.5 10% Convertible Note, as amended, due January 15, 1993, dated effective as of March 31, 1989, between PR Co., debtor, and Premier Management Ltd., lender (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 31, 1989, and incorporated herein by reference thereto)

10.6 Stock Purchase Agreement effective as of March 31, 1989, between Oren L. Benton and Robert A. Fillingham (filed as Exhibit
10.4 to the Registrant's Current Report on Form 8-K dated March 31, 1989, and incorporated herein by reference thereto)

10.7 Promissory Note dated effective as of March 31, 1989, in the principal amount of $750,000 between Oren L. Benton, debtor, and Robert A. Fillingham, lender (filed as Exhibit 10.5 to the
Registrant's Current Report on Form 8-K dated March 31, 1989, and incorporated herein by reference thereto)

10.8 Asset Purchase Agreement dated as of October 30, 1992, between the Registrant and DEM

10.9  Agreement dated April 20, 1990, between Intercontinental
Energy Corporation Employee Stock Ownership Trust, Intercontinental Energy Corporation and the Registrant, as amended by the Amendment dated September 15, 1992

10.10 License and Know-How Agreement dated September 1989 by and between Higashimoto Kikai Co., Ltd., DEM and Nosawa & Co., Ltd., as amended by the Agreement on Memorandum on License and Know-How
Agreement dated May 1992

10.11  Agreement dated February 22, 1977, between Armour and
Company and DEM regarding DEM's license to utilize certain patent rights held by Armour

10.12 Royalty Agreement dated July 13, 1970, by and between Max A. Zelinger and DEM

10.13 Commission Agreement dated August 1, 1987, by and between PR Co. and Rodney D. Wicklund

10.14 Equipment Sales Agreement dated September 22, 1992, by and between DEM and CTC Foods Corporation

10.15 Equipment Sales Agreement dated January 29, 1993, by and between DEM and CTC Foods Corporation

10.16  Consulting Agreement dated March 31, 1989, by and between
Oren L. Benton and Robert A. Fillingham

10.17 Split-Dollar Life Insurance Agreement dated March 31, 1988, by and between the Registrant and Robert A. Fillingham

10.18 Deferred Compensation Agreement dated March 31, 1988, by and between the Registrant and Robert A. Fillingham

10.19  Consulting Agreement dated March 31, 1989, by and between
DEM and Robert A. Fillingham

10.20 Lease dated August 11, 1983, by and between Tejon Warehouses and DEM

10.21 Lease Extension Agreement dated June 1, 1990, by and between First Interstate Bank of Denver, not personally, but as Ancillary
Trustee under Trust Agreement dated September, 14, 1979, and the
Registrant

10.22 Non-Compete Agreement dated February 4, 1993, by and between DEM and the Registrant

10.23  Assignment dated February 4, 1993, from DEM to the
Registrant regarding certain patent rights

10.24  Assignment dated February 4, 1993, from DEM to the
Registrant regarding certain trademark rights

10.25 Assumption Agreement dated February 4, 1993, by and between PR Co., the Registrant and Rodney D. Wicklund

10.26 Form of Line of Credit Agreement and related promissory note dated March 16, 1993, between the Registrant and Oren L. Benton.

10.27 Note Extension and Line of Credit Modification Agreement dated June 14,1993 between the Registrant and Oren L. Benton
(incorporated by reference from Registration Statement on Form S-1 (File No. 33-60080) declared effective September 28, 1993)

10.28  Purchase order from John Morrell & Co. to Registrant dated
March 25, 1993 (incorporated by reference from Registration
Statement on Form S-1 (File No. 33-60080) declared effective
September 28, 1993)

10.29 Purchase order from Nestle Food Company to Registrant dated February 16, 1993, with Addendum No. 1 thereto dated March 29, 1993 (incorporated by reference from Registration Statement on Form S-1 (File No. 33-60080) declared effective September 28, 1993)

10.30 Purchase order from Nosawa New York, Inc. with Registrant dated May 7, 1993 (incorporated by reference from Registration
Statement on Form S-1 (File No. 33-60080) declared effective
September 28, 1993)

10.31 Consulting Agreement between Registrant and Mr. Krueger dated May 15, 1987, as clarified by memo dated October 24, 1989
(incorporated by reference from Registration Statement on Form S-1 (File No. 33-60080) declared effective September 28, 1993)

10.32 Equipment Sales Agreement dated December 17, 1993, by and between the Registrant and CTC Foods Corporation

10.33 Steel Building Contract Agreement dated March 21, 1994, by and between the Registrant and CTC Foods Corporation

10.34 Acquisition Agreement dated September 16, 1994, by and between the Registrant and Mama Rizzo's, Inc. (filed as Exhibit
10.1 to the Registrant's Current Report on Form 8-K dated November 3, 1994, and incorporated herein by reference thereto)

10.35  Convertible Debenture Loan Agreement dated December 14,
1995, by and between the Registrant and Renaissance Capital Growth & Income Fund III, Inc. (filed as Exhibit 4.1 to the Registrant's
Current Report on Form 8-K dated December 19, 1995, and incorporated herein by reference thereto)

23.1  Consent of Independent Public Accountants

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Arapahoe, State of Colorado, on April 12, 1996.

PACKAGING RESEARCH CORPORATION

By:  /s/ ROBERT A. FILLINGHAM
     Robert A. Fillingham, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                Date

/s/ ROBERT A. FILLINGHAM  Chairman of the Board,   April 12, 1996
Robert A. Fillingham      President and Director
                          (Principal Executive
                           Officer)

/s/ ROBERT H. PORTER       Vice President -        April 12, 1996
Robert H. Porter           Secretary and
                           Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)

EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to incorporation by reference of our report included in this Annual
Report on Form 10-K of Packaging Research Corporation for the year ended December 31, 1995, into the previously filed Registration
Statement Nos. 2-93075, 33-22318 and 33-22319.

ARTHUR ANDERSEN LLP

Denver, Colorado
April 12, 1996.