Form 10QSB
period 1996-03-31
PACKAGING RESEARCH CORP
filed 1996-05-15
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

               2582 South Tejon Street, Englewood, Colorado 80110
              (Address of principal executive offices) (Zip Code)

    Registrant's telephone number including area code:        (303) 936-2363


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

As of May 14, 1996 there were 3,095,405 shares of Common Stock outstanding.


                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                                      INDEX


Part I.                    Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets -
                           March 31, 1996 and December 31, 1995 . ............................................................ 3

                           Consolidated Statements of Operations -
                           Three Months Ended
                           March 31, 1996 and 1995  . ........................................................................ 5

                           Consolidated Statements of Cash Flows -
                           Three Months Ended
                           March 31, 1996 and 1995  . ........................................................................ 6

                           Notes to Consolidated Financial Statements......................................................... 8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations  .......................................................................................14


Part II.                   Other Information  ................................................................................17




                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,   December 31,
                  ASSETS                                   1996         1995
                  ------                               -----------    --------
                                                       (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                   $    131,000 $    806,000
         Accounts receivable, net of allowance
           for doubtful accounts and returns of
           $58,000 and $54,000 at March 31, 1996
           and December 31, 1995, respectively          1,637,000    1,843,000
         Inventory, net                                 3,054,000    2,708,000
         Prepaid expenses and other                        56,000       63,000
                                                      -----------  -----------


                  Total current assets                  4,878,000    5,420,000
                                                      -----------  -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
         Machinery and equipment                        1,231,000    1,220,000
         Furniture and fixtures                           596,000      596,000
         Test and demonstration equipment                 902,000      926,000
         Leasehold improvements                         1,164,000    1,164,000
         Vehicles                                          11,000       11,000
                                                        ---------    ---------

                                                        3,904,000    3,917,000

         Less - Accumulated depreciation
           and amortization                            (1,542,000)  (1,496,000)
                                                       -----------   ----------

         Net property, plant and equipment              2,362,000    2,421,000
                                                      -----------  -----------

OTHER ASSETS:
  Goodwill, Net                                        13,555,000   13,648,000
                                                      -----------  -----------

DEFERRED LOAN AND OFFERING COSTS                          350,000      372,000
                                                      -----------  -----------

         Total assets                                $ 21,145,000 $ 21,861,000
                                                       ===========  ===========

     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                    March 31,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1996               1995
- ------------------------------------              -----------         --------
                                                  (Unaudited)

CURRENT LIABILITIES:
         Trade accounts payable and accrued
           liabilities                               $ 2,785,000   $ 3,053,000
         Customer deductions                           1,092,000     1,362,000
         Vendor notes payable                          1,115,000     1,181,000
         Other accrued liabilities                       358,000       917,000
                                                     -----------     ---------

                  Total current liabilities            5,350,000     6,513,000
                                                     -----------     ---------

LONG-TERM DEBT
         Convertible debentures, due 1999-2003         3,200,000     3,200,000
         Convertible debentures, due 1999              1,791,000     1,791,000
         Bank note payable                               773,000             -
         Vendor notes payable                            494,000        53,000
                                                       ---------     ---------

                  Total long-term debt                 6,258,000     5,044,000
                                                       ---------     ---------

MINORITY INTEREST                                        245,000             -
                                                       ---------     ---------

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value;
            25,000,000 shares authorized;
             3,095,405 and 3,095,405 shares issued
            and outstanding at March 31, 1996 and
            December 31, 1995, respectively               31,000        31,000
         Additional paid-in capital                   12,475,000    12,699,000
         Accumulated deficit (readjusted to reflect
            quasi-reorganization effective January 1,
            1995)                                     (3,214,000)   (2,426,000)
                                                      ----------    ----------

                  Total shareholders' equity           9,292,000    10,304,000
                                                      ----------    ----------

                  Total liabilities and
                    shareholders' equity            $ 21,145,000   $21,861,000
                                                     ===========    ==========




         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                     CONOSOLADATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                                                         Three Months Ended
                                                                                                                March 31,
                                                                                                          1996           1995

REVENUES:
         Pasta sauce                        ...................................                       $ 2,099,000    $ 1,162,000
         Precision equipment sales and service                                                          1,167,000      1,227,000
                                                                                                       ----------     ----------

                  Total revenue                                                                         3,266,000      2,389,000
                                                                                                       ----------     ----------

COST OF GOODS SOLD:
         Pasta sauce                        ...................................                         1,195,000        861,000
         Precision equipment sales and service                                                            693,000        832,000
                                                                                                       ----------     ----------

                  Total cost of goods sold                                                              1,888,000      1,693,000
                                                                                                       ----------     ----------

         Gross profit                                                                                   1,378,000        696,000
                                                                                                       ----------     ----------

OPERATING EXPENSES:
  General and administrative                                                                              936,000        609,000
  Selling and marketing                                                                                   245,000        228,000
  Advertising and promotion                                                                               698,000        308,000
  Amortization of goodwill                                                                                 85,000         37,000
  Research and development                                                                                 15,000         16,000
                                                                                                        ----------     ----------

                                                                                                        1,980,000      1,198,000

INCOME (LOSS) FROM OPERATIONS                                                                            (602,000)      (502,000)
                                                                                                       ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                                                       (189,000)       (64,000)
  Interest income                                                                                           2,000         10,000
  Miscellaneous                                                                                             1,000              -
                                                                                                       ----------     ----------

         Total other income (expense)                                                                    (186,000)       (54,000)
                                                                                                      -----------     ----------

  Income taxes                                                                                                  -              -

NET INCOME (LOSS)                                                                                     $  (788,000)   $  (556,000)
                                                                                                       ==========     ==========

PRIMARY NET INCOME (LOSS) PER COMMON SHARE                                                            $      (.25)   $      (.26)
                                                                                                       ==========     ==========

FULLY DILUTED NET INCOME PER COMMON SHARE                                                             $         *    $         *
                                                                                                       ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Primary                                                                                        3,095,405      2,141,732
                                                                                                       ==========     ==========

     The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.



                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                     $  (788,000)    $ (556,000)
         Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                                    219,000      154,000
           Provision for obsolescence and warranty reserves                  19,000       38,000
           Provision for losses on accounts receivable                        3,000        3,000
           Changes in assets and liabilities -
                  Decrease in accounts and receivables                      203,000    1,082,000
                  (Increase) in inventory                                  (358,000)     109,000
                  (Increase) decrease in prepaid expenses and
                    other assets                                             55,000      (45,000)
                  Decrease in accounts payable and accrued
                    liabilities                                           (808,000)    (436,000)
                  Decrease in customer deposits                            (39,000)     365,000

                    Net cash provided by (used in)
                      operating activities                              (1,494,000)     714,000
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                               (8,000)    (150,000)
         Note receivable advances                                                -      (51,000)
         Proceeds from disposal of assets                                   34,000            -
         Consideration paid for acquisition of subsidiary                        -   (3,000,000)
                                                                         ----------    ---------

         Net cash used in investing activities                              26,000   (3,201,000)
                                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank financing and
           short-term borrowings                                            881,000       27,000
         Repayment of bank financing and
           short-term borrowings                                           (108,000)     (27,000)
         Proceeds from exercise of stock options of
           subsidiary                                                        20,000            -
                                                                         ----------    ---------

                  Net cash provided by
                  financing activities                                      793,000            -
                                                                         ----------    ---------

NET INCREASE (DECREASE) IN CASH                                            (675,000)  (2,487,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              806,000    2,633,000
                                                                         ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   131,000   $  146,000
                                                                         ==========    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                                 1996        1995
Cash received (paid) during the period for:
         Interest paid                                       $ 148,000   $  92,000
         Interest received                                       3,000           -
         Income taxes                                                -           -
                                                              ========    ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996


1.       Basis of Presentation

         The accompanying consolidated financial statements at March 31, 1996 and December 31, 1995, and for the periods ended March 31, 1996 and 1995, have been prepared from the books and records of Packaging Research Corporation ("PRC" or the "Company") and its majority owned subsidiary, Mama Rizzo's, Inc. ("MRI"), without audit. All intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

         Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

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

         Acquisition

         1995 Acquisition

         On February 17, 1995, the Company, through MRI consummated the purchase of the assets and certain liabilities of Mama Rizzo's, which is engaged in the business of manufacturing and distributing pasta sauce under the name "Mama Rizzo's."

         As consideration for the purchase, the Company initially issued 152,152 shares of the Company's common stock (valued at approximately $950,000 based upon the quoted market price on the date of closing) to M.A. Yamin, Inc. and assumed through its subsidiary approximately $16.5 million in liabilities including $2,000,000 owed to the Company. The Company negotiated a settlement with Mama Rizzo's principal creditor ("Ms. Peterson") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million to be discharged through the issuance of 913,152 shares of the Company's common stock at $6.50 per share, the fair market value on such date, $2,000,000 of which was contingent upon MRI achieving $15 million of sales during the year ended December 31, 1995. Since sales did not achieve that level, 307,692 shares were forfeitable on January 1, 1996. In a separate transaction, the Board of Directors permitted Ms. Peterson to have the benefit and voting rights of 307,692 option shares which are issued shares through 1996, with the option to purchase the shares at any time in 1996 for $1.50 per share. Ms. Peterson also owns 100,000 shares from a settlement from Yamin. At the end of 1995, and March 31, 1996, Ms. Peterson has a total of 1,013,152 shares of the 3,095,405 issued and outstanding stock, or 32.7%. Until June 30, 1997, Ms. Peterson has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if in her good faith discretion she reasonably determines that any such management recommendation is in the best interests of PRC.

         This acquisition was accounted for under the purchase method of accounting. The Company recorded approximatley $13,950,000 of goodwill in connection with the acquisition. Management believes the goodwill is realizable through the operations of the pasta sauce segment which is expected to increase penetration in existing markets and expand into new markets in the future.

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

3.       Pro Forma Statements

         PRC and Mama Rizzo's

         Prior to February 17, 1995, the Company was engaged in the manufacturing, distribution and servicing of machines used in the food processing industry. Effective February 17, 1995 (as described in Note
         2), the Company acquired the assets and certain liabilities of Mama Rizzo's, a company engaged in the business of manufacturing and distributing a premium pasta sauce.

         The following table sets forth condensed unaudited pro forma operating results of the Company and Mama Rizzo's for the three months ended March 31, 1995. The pro forma operating results assume that the acquisition of the assets and certain liabilities of Mama Rizzo's had occurred on January 1, 1995, instead of February 17, 1995. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1995, and may not necessarily be indicative of future performance.

                  Revenues                                         $ 4,359,000

                  Operating loss                                      (871,000)

                  Net loss                                            (925,000)

                  Net loss per common share                        $      (.43)
                                                                     ==========

                  Weighted average shares common
                     shares outstanding                               2,141,732

4.       Debt

         Convertible Subordinated Debentures

         In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. As of both December 31, 1995 and March 31, 1996, $2,119,000 of debentures had been converted by the debenture holders into 424,000 shares of the Company's common stock.

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

         Bank Financing

         In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the loan was paid off with the proceeds of the Renaissance financing, but $2,000,000 remains available as a facility for working capital. A fee of .5% per annum is payable monthly on the unused amount of the facility. At March 31, 1996, $773,000 was outstanding under the line of credit.

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

5.       Minority Interest

         From acquisition date of February 17, 1995 through yearend 1995, Mama Rizzo's, Inc. had been a wholly owned subsidiary with 3,000,000 shares of common stock issued to the Company. At the time of the acquisition, MRI options to purchase stock were granted to some of the officers, directors and employees. Early in 1996, an exchange offer was made to convert the MRI options to the Company's options and that offer was accepted by all but three resigned employees who exercised their rights and purchased 78,700 shares, resulting in a minority interest at the end of the first quarter of 2.56%.

6.       Earnings Per Share

         Earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares outstanding. For primary earnings per share, the weighted average impact of the common stock issued in connection with the acquisition of MRI was considered in the calculation.

7.       Commitments and Contingencies

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

         To date, four creditors of P.S.M.S., Inc., which liabilities were not assumed by the Company or its subsidiary in the acquisition of Mama Rizzo's, have commenced lawsuits against the Company. Two of these claims have been settled for approximately one-third of the unassumed liabilities, principally payable over approximately two years. Agreement has been reached, but not yet finalized, for the settlement of a third such claim on the same basis. The aggregate amount payable in these settlements is $246,770.

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


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Liquidity and Capital Resources

                  At March 31, 1996, the Company's cash balance was $131,000 compared to $806,000 at December 31, 1995. Net cash used in operating activities was $1,494,000 for the three months ended March 31, 1996, compared to net cash provided by operating activities of $714,000 during the same period in 1995. The decrease in net cash flow from operations between periods is primarily due to decreases in receivable collections, customer deposits, and reduction of accounts payable and accrued liabilities.

                  During the first quarter of 1996, $26,000 of cash was generated by investing activities. As previously discussed, during the first quarter of 1995, the Company completed its acquisition of the assets and certain liabilities of Mama Rizzo's. The Company used $3,000,000 during the first quarter of 1995 in connection with the acquisition.

                  In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the line was paid down with the Renaissance financing, but $2,000,000 was available as a facility for working capital. During the first quarter of 1996, net cash flow of $773,000 was generated from borrowings under the line of credit.

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

                  The Company is considering alternatives for the possible restructuring of its businesses, including the possible sale of some assets. Proceeds of any such restructuring would in part be utilized for the Company's Mama Rizzo's pasta sauce business. No final decision however has been made on a restructuring and any such decision will require the concurrence of the Company's secured lenders with whom the Company has initiated preliminary discussions.

                  At March 31, 1996, there were no material commitments for capital expenditures.

                  Results of Operations

                  A net loss of $788,000 was recorded by the Company for the three months ended March 31, 1996 compared to a net loss of $556,000 for the same period of the prior year. Consolidated revenues increased $877,000 between periods, but this increase was offset by increases in operating expense of $782,000 and interest expense of $125,000.

                  The following discussion pertains to the operating results of the Company's two business segments. For purposes of this discussion, the food processing equipment business is referred to as "PRC" while the pasta sauce business is referred to as "MRI".

                  PRC Operating Results

                  PRC recorded a loss from operations of $190,000 for both the quarter ended March 31, 1996 and the same period of the prior year.

                  PRC revenues decreased $60,000, or 5%, between periods and gross profit increased $79,000, or 20%. The increase in gross profit was primarily the result of efficiencies in manufacturing which resulted in an improvement of $139,000, or 17%, in cost of goods sold.

                  PRC operating expenses increased $80,000, or 14%, for the quarter ended March 31, 1996 compared to the prior year primarily as the result of an increase of $84,000, or 20%, in general and administrative expense. PRC's general and administrative expense was 43% of revenue for the period ended March 31, 1996, as compared to 34% for the prior year. This increase was primarily the result of increased payroll expense.

                  MRI Operating Results

                  The following discussion pertains to the March 31, 1996 actual compared to March 31, 1995 pro forma operating results.

                  A net loss of $444,000 was recorded by MRI for the quarter ended March 31, 1996 compared to a net loss of $701,000 for the same period of the prior year. The primary reason for the decreased loss was a decrease of $275,000, or 17%, in operating expense (see discussion below).

                  MRI revenues decreased $1,033,000, or 33%, between periods while gross profit decreased $6,000, or 1%. This was primarily the result of reduced manufacturing costs. Cost of goods sold, as a percent of sales, was 57% for the period ending March 31, 1996 and 71% for the same period in 1995.

                  MRI operating expenses decreased $269,000, or 40%, between periods. The primary reason for this decrease was a decrease of $324,000, or 30%, in selling and marketing expense. General and administrative expense remained fairly constant between periods. MRI's general and administrative expense was 20% of revenues for the period ended March 31, 1996 compared to 12% for the prior year. MRI's selling and marketing expense was 38% of revenues for the period ended March 31, 1996 compared to 36% for the prior year.

                  MRI recorded a loss from operations of $412,000 for the quarter ended March 31, 1996 compared to $682,000 for the same period of the prior year. The decrease in loss of $269,000, or 40%, was primarily the result of decreased operating expenses.

                           PART II - OTHER INFORMATION


Items 1-5         -  None Applicable

Item 6            -  Exhibits and Reports on Form 8-K

                     (a)            None applicable

                     (b)            None applicable


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PACKAGING RESEARCH CORPORATION
                                       Registrant



Dated:   May 14, 1996                  By:/s/ ROBERT A. FILLINGHAM
      ------------------                  ------------------------
                                          Robert A. Fillingham
                                          President
                                          (Principal Executive Officer)

Dated:   May 14, 1996                  By:/s/ ROBERT H. PORTER
      ------------------                  --------------------
                                          Robert H. Porter
                                          Chief Financial Officer
                                          (Principal Financial Officer)