Form 10-Q
period 1996-06-30
PACKAGING RESEARCH CORP
filed 1996-08-19
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  June 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to
      Commission file number       0-11426

                         PACKAGING RESEARCH CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     STATE OF COLORADO                                           84-0750762
     -----------------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

               2582 South Tejon Street, Englewood, Colorado 80110
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number including area code: (303) 936-2363
                                                          ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              As of August 19, 1996 there were 3,095,405 shares of
                           Common Stock outstanding.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.            Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995 . .......................... 3

            Consolidated Statements of Operations -
            Six and Three Months Ended
            June 30, 1996 and 1995  . ...................................... 5

            Consolidated Statements of Cash Flows -
            Six Months Ended
            June 30, 1996 and 1995  . ...................................... 6

            Notes to Consolidated Financial Statements...................... 8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  ....................................................15


Part II.    Other Information  .............................................20

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                  ASSETS
                  ------                            June 30,       December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents ............   $      2,000    $    806,000
         Accounts receivable, net of allowance
           for doubtful accounts and returns of
           $46,000 and $54,000 at June 30, 1996
           and December 31, 1995, respectively       1,590,000       1,843,000
         Inventory, net .......................      2,867,000       2,708,000
         Prepaid expenses and other ...........        178,000          63,000
                                                  ------------    ------------


                  Total current assets ........      4,637,000       5,420,000
                                                  ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, at cost:
         Machinery and equipment ..............      1,238,000       1,220,000
         Furniture and fixtures ...............        598,000         596,000
         Test and demonstration equipment .....        767,000         926,000
         Leasehold improvements ...............      1,164,000       1,164,000
         Vehicles .............................         11,000          11,000
                                                  ------------    ------------

                                                     3,778,000       3,917,000
                                                  ------------    ------------
         Less - Accumulated depreciation
           and amortization ...................     (1,545,000)     (1,496,000)
                                                  ------------    ------------

         Net property, plant and equipment ....      2,233,000       2,421,000
                                                  ------------    ------------

OTHER ASSETS:
  Deferred loan and offering costs ............        327,000         372,000
  Goodwill ....................................     13,470,000      13,648,000
                                                  ------------    ------------

                                                    13,797,000      14,020,000
                                                  ------------    ------------
         Total assets .........................   $ 20,667,000    $ 21,861,000
                                                  ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS





                                                                    June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1996              1995
- ------------------------------------                              ------------      -----------
                                                                   (Unaudited)

CURRENT LIABILITIES:
         Trade accounts payable and accrued
           expenses............................................   $  2,489,000      $ 3,053,000
         Customer deductions...................................      1,100,000        1,362,000
         Convertible debentures due 1999-2003 .................      3,200,000                -
         Bank note payable ....................................      1,178,000                -
         Vendor notes payable .................................      1,737,000        1,181,000
         Other accrued liabilities.............................        614,000          917,000
                                                                   -----------      -----------

                  Total current liabilities ...................     10,318,000        6,513,000
                                                                   -----------      -----------

LONG-TERM DEBT
         Convertible debentures due 1999-2003..................              -        3,200,000
         Convertible debentures due 1999.......................      1,791,000        1,791,000
         Bank note payable ....................................              -                -
         Vendor notes payable..................................              -           53,000
                                                                  ------------      -----------

                  Total long-term debt.........................      1,791,000        5,044,000
                                                                  ------------      -----------

MINORITY INTEREST .............................................        221,000                -
                                                                  ------------      -----------

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value;
         25,000,000 shares authorized;
         3,095,405 (307,692 contingent) and
         3,095,405 shares issued and outstanding
         at June 30, 1996 and December 31, 1995,
         respectively..........................................         31,000           31,000
         Additional paid-in capital                                 12,491,000       12,699,000
         Accumulated deficit (re-adjusted to re-
           flect quasi-reorganization effective
           January 1, 1995 ....................................     (4,185,000)      (2,426,000)
                                                                 -------------      -----------

         Total shareholders' equity ...........................      8,337,000       10,304,000
                                                                 -------------      -----------

         Total liabilities and
           shareholders' equity...............................   $ 20,667,000      $21,861,000
                                                                 =============     ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.





                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                        June 30,                     June 30,
                                              --------------------------    -------------------------
                                                   1996          1995           1996           1995
                                              -----------    -----------    -----------   -----------

REVENUE
  Pasta sauce .............................   $ 1,358,000    $ 2,807,000    $ 3,456,000   $ 3,969,000
  Precision equipment sales and service ...       745,000        947,000      1,913,000     2,174,000
                                              -----------    -----------    -----------   -----------


                  Total Revenue ...........     2,103,000      3,754,000      5,369,000     6,143,000
                                                ---------    -----------    -----------   -----------

COST OF GOODS SOLD
  Pasta sauce .............................       742,000      1,876,000      1,937,000     2,737,000
  Precision equipment sales and service ...       506,000        470,000      1,199,000     1,302,000
                                                ---------    -----------    -----------   -----------

                  Total Cost of Goods Sold      1,248,000      2,346,000      3,136,000     4,039,000
                                                ---------    -----------    -----------   -----------

         Gross profit .....................       855,000      1,408,000      2,233,000     2,104,000
                                                ---------    -----------    -----------   -----------

OPERATING EXPENSES:
  General and administrative ..............     1,027,000        898,000      1,963,000     1,507,000
  Selling and marketing ...................       174,000        325,000        419,000       553,000
  Advertising and promotion ...............       363,000        843,000      1,061,000     1,151,000
  Amortization of goodwill ................        86,000         79,000        171,000       116,000
  Research and development ................        12,000         23,000         27,000        39,000
                                                ---------    -----------    -----------   -----------

                                                1,662,000      2,168,000      3,641,000     3,366,000
                                                ---------    -----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS .............      (807,000)      (760,000)    (1,408,000)   (1,262,000)

OTHER INCOME (EXPENSE):
  Interest expense ........................      (174,000)      (132,000)      (363,000)     (196,000)
  Interest income .........................         1,000          1,000          3,000        11,000
  Miscellaneous ...........................         1,000           --            2,000            --
                                                ---------    -----------    -----------   -----------

         Total other income (expense) .....      (172,000)      (131,000)      (358,000)     (185,000)
                                                ---------    -----------    -----------   -----------

INCOME TAXES ..............................            --             --             --            --
                                                ---------    -----------    -----------   -----------

MINORITY INTEREST .........................         7,000             --          7,000            --
                                                ---------    -----------    -----------   -----------

NET INCOME (LOSS) .........................     $(972,000)   $ (891,000)    $(1,759,000)  $(1,447,000)
                                                =========    ===========    ===========   ============

PRIMARY INCOME (LOSS) PER COMMON SHARE ....     $    (.31)   $     (.40)    $      (.57)  $      (.67)
                                                =========    ===========    ===========   ============

FULLY DILUTED INCOME PER COMMON SHARE: ....     $     N/A    $      N/A     $       N/A   $       N/A
                                                =========    ===========    ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Primary ..........................     3,095,405      2,212,188      3,095,405      2,174,999
                                                =========    ===========    ===========   ============
         Fully diluted ....................           N/A            N/A            N/A            N/A
                                                =========    ===========    ===========   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.





                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                             --------------------------
                                                                 1996           1995
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ......................................   $(1,759,000)   $(1,447,000)
         Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
            Depreciation and amortization ................       461,000        418,000
            Provision for obsolescence and warranty
                  reserves ...............................        43,000         61,000
            Provision for losses on accounts receivable ..         8,000          7,000
            Changes in assets and liabilities -
                  Decrease in accounts receivable ........       245,000      1,047,000
                  Increase in inventory ..................      (130,000)      (323,000)
                  Increase in prepaid expenses and
                    other assets .........................       (94,000)        (4,000)
                  Decrease in accounts payable
                    and accrued liabilities ..............      (746,000)      (478,000)
                  Increase (decrease) in customer deposits      (107,000)       833,000
                                                             -----------    -----------

                    Net cash used in operating activities     (2,079,000)       114,000
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Consideration paid for acquisition
           of subsidiary .................................          --       (3,000,000)
         Proceeds from disposal of assets ................        97,000           --
         Capital expenditures ............................       (20,000)      (160,000)
         Cash paid under loans, promissory note and
           settlement agreement with Steve Yamin and MAY .          --         (184,000)
                                                             -----------    -----------

         Net cash provided by investing activities .......        77,000     (3,344,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank financing and
           short-term borrowings .........................     2,499,000        777,000
         Repayment of bank financing and
           short-term borrowings .........................    (1,321,000)       (27,000)
         Proceeds from exercise of stock
           option of subsidiary ..........................        20,000           --
                                                             -----------    -----------

         Net cash provided by financing activities .......     1,198,000        750,000
                                                             -----------    -----------

NET DECREASE IN CASH .....................................      (804,000)    (2,480,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........       806,000      2,633,000
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................   $     2,000    $   153,000
                                                             ===========    ===========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                      1996       1995
                                   ---------   --------
Cash paid during the period for:
         Interest ..............   $  62,000   $157,000
         Income taxes ..........        --         --


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1.       Basis of Presentation

         The accompanying consolidated financial statements at June 30, 1996 and December 31, 1995, and for the six and three month periods ended June 30, 1996 and 1995, have been prepared from the books and records of Packaging Research Corporation ("PRC" or the "Company") and its wholly owned subsidiary, Mama Rizzo's, Inc. ("MRI"), without audit. All intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

         Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Organization and Acquisition

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

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

         As consideration for the purchase, the Company initially issued 152,152 shares of the Company's common stock (valued at approximately $950,000 based upon the quoted market price on the date of closing) to M.A. Yamin, Inc. and assumed through its subsidiary approximately $16.5 million in liabilities including $2,000,000 owed to the Company. The Company negotiated a settlement with Mama Rizzo's principal creditor ("Ms. Peterson") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million to be discharged through the issuance of 913,152 shares of the Company's common stock at $6.50 per share, the fair market value on such date, $2,000,000 of which was contingent upon MRI achieving $15 million of sales during the year ended December 31, 1995. Since sales did not achieve that level, 307,692 shares were forfeitable on January 1, 1996. In a separate transaction, the Board of Directors permitted Ms. Peterson to have the benefit and voting rights of 307,692 option shares which are issued shares through 1996, with the option to purchase the shares at any time in 1996 for $1.50 per share. Ms. Peterson also owns 100,000 shares from a settlement from Yamin. At the end of 1995, and June 30, 1996, Ms. Peterson has a total of 1,013,152 shares of the 3,095,405 issued and outstanding stock, or 32.7%. Until June 30, 1997, Ms. Peterson has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if in her good faith discretion she reasonably determines that any such management recommendation is in the best interests of PRC.

         In acquiring Mama Rizzo's, management recognized that substantial amounts of capital would be required in order to discharge the liabilities of Mama Rizzo's and for it to achieve profitable operations. Commitments for capital were received by the Company from Oren Benton, its principal shareholder. However, Mr. Benton filed for Chapter 11 bankruptcy protection shortly after the acquisition and has not met such capital commitments. The Company has filed a substantial claim in the Benton Bankruptcy in connection with such commitments with respect to which recovery is uncertain.

          This acquisition was accounted for under the purchase method of accounting. The Company recorded approximately $13,950,000 of goodwill in connection with the acquisition. In view of Mama Rizzo's continued poor financial performance, management has been seriously reviewing various options, including the sale of Mama Rizzo's and seeking bankruptcy protection against its creditors during the pendency of a sale.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


3.       Pro Forma Statements

         Prior to February 17, 1995, the Company was engaged in the manufacturing, distribution and servicing of machines used in the food processing industry. Effective February 17, 1995 (as described in Note
         2), the Company acquired the assets and certain liabilities of Mama Rizzo's, a company engaged in the business of manufacturing and distributing a premium pasta sauce.

         The following table sets forth condensed unaudited pro forma operating results of the Company for the six months ended June 30, 1995. The pro forma operating results assume that the acquisition of the assets and certain liabilities of Mama Rizzo's had occurred on January 1, 1995, instead of February 17, 1995. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1995, and may not necessarily be indicative of future performance.

                                  Pro Forma
                              Six Months Ended
                                June 30, 1995
                                 (unaudited)
                                ------------

Revenues .....................   $ 8,113,000

Operating loss ...............    (1,633,000)

Net loss .....................    (1,818,000)

Net loss per common share ....   $      (.84)
                                 ===========

Weighted average common shares
  outstanding ................     2,174,999
                                 ===========


4.       DEBT

         Convertible Subordinated Debentures

          In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. As of both December 31, 1995 and June 30, 1996, $2,119,000 of debentures had been converted by the debenture holders into 424,000 shares of the Company's common stock.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

         Convertible Debenture Loan

         In December, 1995, the Company entered into a loan agreement with Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a specified period prior to that date is less than $1.50. If not reduced or converted prior, the debentures will mature on January 1, 2003, although mandatory principal payments will commence on January 1, 1999. The loan is secured by all the assets of the Company. The loan agreement limits the amount of additional indebtedness incurred by the Company and also requires that certain financial performance ratios be met. At June 30, 1996, the Company was in default for failure to meet the minimum current ratio required by the agreement and for failure to make required monetary payments of interest. These events permit Renaissance to exercise various remedies including a collection of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of these rights or remedies.

         Bank Financing

          In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the loan was paid off with the proceeds of the Renaissance financing, but $2,000,000 remains available as a facility for working capital. A fee of .5% per annum is payable monthly on the unused amount of the facility. At June 30, 1996, $1,178,000 was outstanding under the line of credit. The loan is secured by all of the assets of the Company, and the loan agreement requires that certain financial covenants be met. Because the Company is in default for failure to comply with these covenants, the bank elected to exercise its right to increase the interest rate to prime plus 6%. Other remedies upon default are available to the bank, including acceleration of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of those rights or remedies.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996



         Vendor Notes Payable

         MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and M.A. Yamin, Inc. for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities, trade payables and accrued liabilities not assumed by MRI. In several cases the amount due has been agreed to and supported by notes payable over a period of time. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum. At June 30, 1996, MRI was in default for failure to make required payments of principal and interest under several of the notes, some of which have been guaranteed by the Company.

         Factoring of Receivables

         In June 1996, MRI entered into a factoring agreement with EAR Capital Group, LLC ("EAR"), for the purchase and sale of certain MRI accounts receivable. Robert A. Fillingham, Chief Executive Officer and President of the Company, is one of the principal owners of EAR. Pursuant to the agreement, EAR is entitled to receive minimum consideration not to exceed ten percent (10%) of the highest level of purchase price of the receivables outstanding during the period ended August 31, 1996. At June 30, 1996, EAR had purchased receivables for a net purchase price of $99,000. Prior to entering into the factoring agreement with EAR, the Company pursued without success all other alternatives for obtaining additional working capital for MRI, including Renaissance and Norwest Business Credit. The Company also sought without success financing from a factoring firm previously utilized by Mama Rizzo's. The factoring terms between the Company and EAR are more favorable to MRI than those of the prior factoring arrangement and such terms were approved by the independent Directors of the Company and MRI.

5.       Minority Interest

          From the acquisition date of February 17, 1995 through yearend 1995, Mama Rizzo's, Inc. had been a wholly owned subsidiary with 3,000,000 shares of common stock issued to the Company. At the time of the acquisition, MRI options to purchase stock were granted to some of the officers, directors and employees. Early in 1996, an exchange offer was made to convert the MRI options to the Company's options and that offer was accepted by all but three resigned employees who exercised their rights and purchased 78,700 shares, resulting in a minority interest of 2.56%.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

6.       Earnings Per Share

         Earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares outstanding. For primary earnings per share, the weighted average impact of the common stock issued in connection with the acquisition of MRI was included in the calculation. There is no 1996 fully diluted computation as the effect is anti-dilutive.

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

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

         Benton Bankruptcy

         As previously discussed, Oren L. Benton, a significant shareholder of the Company, filed for Chapter 11 bankruptcy protection on February 23, 1995. The Company has conducted business with Mr. Benton and his affiliates in the past. Management does not expect the bankruptcy of Mr. Benton to have a material adverse effect on the future operations of the Company other than as discussed in Note 2.

          PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          At June 30, 1996, the Company's cash balance was $2,000 compared to $806,000 at December 31, 1995. Net cash used in operating activities was $2,079,000 for the six months ended June 30, 1996, compared to net cash provided by operating activities of $114,000 during the same period in 1995. The decrease in net cash flow from operations between periods is primarily due to decreases in receivable collections, customer deposits, and reduction of accounts payable and accrued liabilities.

          During the first six months of 1996, $77,000 of cash was generated by investing activities. As previously discussed, during the first quarter of 1995, the Company completed its acquisition of the assets and certain liabilities of Mama Rizzo's. The Company used $3,000,000 during the first quarter of 1995 in connection with the acquisition.

          In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the line was paid down with the Renaissance financing, but $2,000,000 was available as a facility for working capital. During the six months of 1996, net cash flow of $1,178,000 was generated from borrowings under the line of credit.

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

          In June 1996, MRI entered into a Purchase and Sale Agreement with EAR Capital Group, LLC ("EAR"), for the purchase and sale of certain MRI accounts receivable. Pursuant to the agreement, EAR is entitled to receive minimum consideration not to exceed ten percent (10%) of the highest level of purchase price of the receivables outstanding during the period ended August 31, 1996. At June 30, 1996, EAR had purchased receivables in the aggregate amount of $132,000 for a net purchase price of $99,000.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY


          MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and MAY, for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities not assumed by MRI. Trade payables and accrued liabilities include amounts due to those vendors, and in several cases the amount due has been agreed to and supported by notes payable over a period of time. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum. At June 30, 1996, MRI was in default for failure to make required payments of principal and interest under several of the notes, some of which have been guaranteed by the Company.

          The Company has been unable to make required payments of principal and interest under various debt obligations. As a result, management is considering alternatives for the possible restructuring of its businesses, including the possible sale of some assets. Proceeds of any such restructuring would in part be utilized to retire debt of its secured and unsecured creditors. Restructuring alternatives being seriously considered by management include the sale of Mama Rizzo's and its filing for Chapter 11 bankruptcy protection pending such sale.

          At June 30, 1996, there were no material commitments for capital expenditures.

          Results of Operations

          A net loss of $1,759,000 was recorded by the Company for the six months ended June 30, 1996 compared to a net loss of $1,447,000 for the same period of the prior year. Consolidated revenues decreased $774,000 between periods and operating expense and interest expense increased $275,000 and $167,000 respectively.

          The following discussion pertains to the operating results of the Company's two business segments. For purposes of this discussion, the food processing equipment business is referred to as "PRC" while the pasta sauce business is referred to as "MRI".

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

          Six Months Ended June 30, 1996 and June 30, 1995

          PRC Operating Results

          An operating loss of $736,000 was recorded by PRC for the period ended June 30, 1996, as compared to a net loss of $423,000 for the same period of the prior year. The primary reason for the increased loss was a decrease in revenues and an increase in operating expense.

          PRC revenues decreased $261,000, or 12%, between periods and gross profit decreased $158,000, or 18%. The decrease in gross profit was primarily the result of increased cost of goods sold. As a percent of sales, cost of goods sold increased 3% between periods.

          General and administrative expense increased $147,000, or 15%, between periods. This increase was primarily the result of increased contract labor, payroll and employee benefit expenses. PRC's general and administrative expense was 59% of revenue for the period ended June 30, 1996, as compared to 45% for the prior year.

          MRI Operating Results

          The following discussion pertains to the June 30, 1996 actual compared to June 30, 1995 pro forma operating results.

          MRI recorded a loss from operations of $673,000 for the six months ended June 30, 1996 as compared to $1,210,000 for the same period of the prior year. The decrease in loss of $537,000, or 44%, was primarily the result of decreased operating expenses.

          MRI revenues decreased $2,483,000, or 42%, between periods as a result of decreased promotional efforts which had resulted in substantial losses in the prior period. Gross profit decreased $322,000, or 17% between periods. Cost of goods sold, as a percent of sales, was 56% for the period ending June 30, 1996 and 69% for the same period in 1995.

          MRI operating expenses decreased $859,000, or 28%, between periods. The primary reason for this decrease was a decrease of $979,000, or 45%, in selling and marketing expense. General and administrative expense increased $107,000, or 15%, between periods. MRI's general and administrative expense was 24% of revenues for the period ended June 30, 1996 compared to 12% for the prior year. MRI's selling and marketing expense was 34% of revenues for the period ended June 30, 1996 compared to 37% for the prior year.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY




          Three Months Ended June 30, 1996 and June 30, 1995

          PRC Operating Results

          PRC recorded an operating loss of $547,000 for the three months ended June 30, 1996, compared to an operating loss of $234,000 for the same period of the prior year. The primary reason for the increase in loss was a reduction in gross profit as a result of increased cost of goods sold. Cost of goods sold was 68% of sales for the three months ended June 30, 1996 as compared to 50% of sales for the same period of the prior year.

          Revenues decreased $202,000, or 21%, for the three months ended June 30, 1996, as compared to the prior year.

          The gross margin percentage for the three months ended June 30, 1996 was 32% compared to 50% for the same period of the prior year.

          General and administrative expenses increased $63,000, or 11%, for the three months ended June 30, 1996 compared to the same period of the prior year primarily due to increased payroll and insurance costs. General and administrative expenses were 85% of revenues for the three months ended June 30, 1996 compared to 60% for the three months ended June 30, 1995.

          Selling and marketing expenses increased $23,000, or 19%, for the three months ended June 30, 1996 compared to the same period of the prior year. The increase in such costs is primarily due to an increase in fixed expense as the result of the addition of an additional salesperson to the sales staff. Selling and marketing expenses were 19% of revenue for the three months ended June 30, 1996, compared to 13% for the three months ended June 30, 1995.

          Research and development costs decreased $11,000, or 48%, between years. In 1995, significant research and development costs were incurred in the production of a new model pump which was completed early in 1996.

          MRI Operating Results

          An operating loss of $260,000 was recorded for the three months ended June 30, 1996, compared to an operating loss of $820,000 in the same period of the prior year. The primary reason for the improvement of $560,000, or 68%, is the reduction of MRI's selling and marketing expenses both in absolute dollars and as a percentage of sales between years.

          PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

          Revenues decreased $3,419,000, or 72%, for the three months ended June 30, 1996, compared to the prior year. The decrease in MRI's revenues is due to fewer marketing programs during 1996 when compared to 1995.

          The gross margin percentage for the three months ended June 30, 1996, was 45% compared to 32% for the same period of the prior year. The improvement between years is due to product cost improvements. Cost of goods sold as a percent of sales was 55% for the three months ended June 30, 1996, as compared to 68% for the same period of the prior year.

          General and administrative expenses decreased $102,000, or 20%, for the three months ended June 30, 1996, compared to the same period of the prior year. General and administrative expenses were 29% of revenues for the three months ended June 30, 1996 compared to 10% for the three months ended June 30, 1995.

          Selling and marketing expenses decreased $1,389,000, or 78%, for the three months ended June 30, 1996 compared to the same period of the prior year. The decrease in such costs is primarily due to a reduction in promotional efforts as compared to the prior year. Selling and marketing expenses were 29% of revenue for the three months ended June 30, 1996 compared to 37% for the three months ended June 30, 1995.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                           PART II - OTHER INFORMATION


Items 1-5         -  Not Applicable

Item 6            -  Exhibits and Reports on Form 8-K

                     (a)            Not applicable

                     (b)            Not applicable

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PACKAGING RESEARCH CORPORATION
                                       Registrant



Dated:  August 19, 1996                By:/s/ ROBERT A. FILLINGHAM
      ------------------                  ------------------------
                                         Robert A. Fillingham
                                         President
                                         (Principal Executive Officer)




Dated:  August 19, 1996                By:/s/ ROBERT H. PORTER
      ------------------                  --------------------
                                         Robert H. Porter
                                         Chief Financial Officer
                                         (Principal Financial Officer)