Form 10QSB/A
period 1996-06-30
PACKAGING RESEARCH CORP
filed 1996-09-12
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-QSB/A



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


As of September 6, 1996 there were 3,095,405 shares of Common Stock outstanding.

                              INDEX




                                                        Page
                                                       Number

Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995 . .     3

               Consolidated Statements of Operations -
               Six and Three Months Ended
               June 30, 1996 and 1995  . .                 5

               Consolidated Statements of Cash Flows -
               Six Months Ended
               June 30, 1996 and 1995  . .                 6

               Notes to Consolidated Financial Statements  8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations  .                              15


Part II.       Other Information  .                       20

                             CONSOLIDATED BALANCE SHEETS

                                                  June 30,        December 31,
          ASSETS                                    1996               1995
                                                (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents               $        2,000      $    806,000
     Accounts receivable, net of
     allowance for doubtful accounts
     and returns of $46,000 and
     $54,000 at June 30, 1996
       and December 31, 1995, respectively        1,590,000         1,843,000
     Inventory, net                               2,867,000         2,708,000
     Prepaid expenses and other                     178,000            63,000


          Total current assets                    4,637,000         5,420,000


PROPERTY, PLANT AND EQUIPMENT, at cost:
     Machinery and equipment                      1,238,000         1,220,000
     Furniture and fixtures                         598,000           596,000
     Test and demonstration equipment               767,000           926,000
     Leasehold improvements                       1,164,000         1,164,000
     Vehicles                                        11,000            11,000

                                                  3,778,000         3,917,000
     Less - Accumulated depreciation
       and amortization                          (1,545,000)       (1,496,000)

     Net property, plant and equipment            2,233,000         2,421,000

OTHER ASSETS:
  Deferred loan and offering costs                  327,000           372,000
  Goodwill                                       13,470,000        13,648,000

                                                 13,797,000        14,020,000

     Total assets                              $ 20,667,000      $ 21,861,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                                  June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1996              1995
                                                (Unaudited)

CURRENT LIABILITIES:
     Trade accounts payable and
     accrued expenses                          $  2,489,000      $ 3,053,000
     Customer deductions                          1,100,000        1,362,000
     Convertible debentures due
       1999-2003                                  3,200,000                -
     Convertible debentures due 1999              1,791,000                -
     Bank note payable                            1,178,000                -
     Vendor notes payable                         1,737,000        1,181,000
     Other accrued liabilities                      614,000          917,000

          Total current liabilities              12,109,000        6,513,000

LONG-TERM DEBT
     Convertible debentures due 1999-2003                 -        3,200,000
     Convertible debentures due 1999                      -        1,791,000
     Bank note payable                                    -                -
     Vendor notes payable                                 -           53,000

          Total long-term debt                            -        5,044,000

MINORITY INTEREST                                   221,000                -

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
     25,000,000 shares authorized;
     3,095,405 (307,692 contingent) and
     3,095,405 shares issued and outstanding
     at June 30, 1996 and December 31, 1995,
     respectively                                    31,000           31,000
     Additional paid-in capital                  12,491,000       12,699,000
     Accumulated deficit (re-adjusted to re-
       flect quasi-reorganization effective
       January 1, 1995                           (4,185,000)      (2,426,000)

     Total shareholders' equity                   8,337,000       10,304,000

     Total liabilities and
       shareholders' equity                    $ 20,667,000      $21,861,000

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        June 30,                 June 30,
                                     1996        1995        1996        1995

REVENUE
  Pasta sauce                  $1,358,000  $2,807,000  $3,456,000  $3,969,000
  Precision equipment
   sales and service              745,000     947,000   1,913,000   2,174,000

     Total Revenue              2,103,000   3,754,000   5,369,000   6,143,000

COST OF GOODS SOLD
  Pasta sauce                     742,000   1,876,000   1,937,000   2,737,000
  Precision equipment
   sales and service              506,000     470,000   1,199,000   1,302,000

     Total Cost of Goods Sold   1,248,000   2,346,000   3,136,000   4,039,000

     Gross profit                 855,000   1,408,000   2,233,000   2,104,000

OPERATING EXPENSES:
  General and administrative    1,027,000     898,000   1,963,000   1,507,000
  Selling and marketing           174,000     325,000     419,000     553,000
  Advertising and promotion       363,000     843,000   1,061,000   1,151,000
  Amortization of goodwill         86,000      79,000     171,000     116,000
  Research and development         12,000      23,000      27,000      39,000

                                1,662,000   2,168,000   3,641,000   3,366,000

INCOME (LOSS) FROM OPERATIONS    (807,000)   (760,000) (1,408,000) (1,262,000)

OTHER INCOME (EXPENSE):
  Interest expense               (174,000)   (132,000)   (363,000)   (196,000)
  Interest income                   1,000       1,000       3,000      11,000
  Miscellaneous                     1,000           -       2,000           -

   Total other income (expense)  (172,000)   (131,000)   (358,000)   (185,000)

INCOME TAXES                            -           -           -           -

MINORITY INTEREST                   7,000           -       7,000           -

NET INCOME (LOSS)              $ (972,000) $ (891,000)$(1,759,000)$(1,447,000)

PRIMARY INCOME (LOSS) PER
 COMMON SHARE                  $     (.31) $     (.40) $     (.57) $     (.67)

FULLY DILUTED INCOME PER
 COMMON SHARE:                 $      N/A  $      N/A  $      N/A  $      N/A

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Primary                     3,095,405   2,212,188   3,095,405   2,174,999
     Fully diluted                     N/A         N/A         N/A         N/A

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                                      Six Months Ended
                                                           June 30,
                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $(1,759,000)       $(1,447,000)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depreciation and amortization               461,000            418,000
       Provision for obsolescence and warranty
         reserves                                   43,000             61,000
       Provision for losses on accounts receivable   8,000              7,000
       Changes in assets and liabilities -
         Decrease in accounts receivable           245,000          1,047,000
         Increase in inventory                    (130,000)          (323,000)
         Increase in prepaid expenses and
           other assets                            (94,000)            (4,000)
         Decrease in accounts payable
           and accrued liabilities                (746,000)          (478,000)
         Increase (decrease) in customer deposits (107,000)           833,000

          Net cash used in operating activities (2,079,000)           114,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Consideration paid for acquisition
       of subsidiary                                     -         (3,000,000)
     Proceeds from disposal of assets               97,000                  -
     Capital expenditures                          (20,000)          (160,000)
     Cash paid under loans, promissory note and
       settlement agreement with Steve Yamin and MAY     -           (184,000)

     Net cash provided by investing activities      77,000         (3,344,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank financing and
       short-term borrowings                     2,499,000            777,000
     Repayment of bank financing and
       short-term borrowings                    (1,321,000)           (27,000)
     Proceeds from exercise of stock
       option of subsidiary                         20,000                  -

     Net cash provided by financing activities   1,198,000            750,000

NET DECREASE IN CASH                              (804,000)        (2,480,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     806,000          2,633,000

CASH AND CASH EQUIVALENTS, END OF PERIOD       $     2,000        $   153,000

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                             1996        1995
Cash paid during the period for:
     Interest                           $  62,000   $ 157,000
     Income taxes                               -           -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                           Pro Forma
                                       Six Months Ended
                                         June 30, 1995
                                          (unaudited)


          Revenues                        $ 8,113,000

          Operating loss                   (1,633,000)

          Net loss                         (1,818,000)

          Net loss per common share       $      (.84)

          Weighted average common shares
            outstanding                     2,174,999

4.   DEBT

     Convertible Subordinated Debentures

     In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. As of both December 31, 1995 and June 30, 1996, $2,119,000 of debentures had been converted by the debenture holders into 424,000 shares of the Company's common stock. In the event of a default in the payment of principal or interest of senior indebtedness, the debentures shall immediately be due and payable but no amounts may be paid by the Company with respect to principal and interest of these debentures until the senior indebtedness is satisfied. At June 30, 1996, the Company was in default of senior indebtedness which had not been waived or cured (see discussion below). The debentures have thus been reclassified to current liabilities at June 30, 1996.

     Convertible Debenture Loan

     In December, 1995, the Company entered into a loan agreement with Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a specified period prior to that date is less than $1.50. If not reduced or converted prior, the debentures will mature on January 1, 2003, although mandatory principal payments will commence on January 1, 1999. The loan is secured by all the assets of the Company. The loan agreement limits the amount of additional indebtedness incurred by the Company and also requires that certain financial performance ratios be met. At June 30, 1996, the Company was in default for failure to meet the minimum current ratio required by the agreement and for failure to make required monetary payments of interest. These events permit Renaissance to exercise various remedies including a collection of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of these rights or remedies. Thus, at June 30, 1996, the debentures are classified as current liabilities.

     Bank Financing

     In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December
     19, 1995, the loan was paid off with the proceeds of the Renaissance financing, but $2,000,000 remains available as a facility for working capital. A fee of .5% per annum is payable monthly on the unused amount of the facility. At June 30, 1996, $1,178,000 was outstanding under the line of credit. The loan is secured by all of the assets of the Company, and the loan agreement requires that certain financial covenants be met. Because the Company is in default for failure to comply with these covenants, the bank elected to exercise its right to increase the interest rate to prime plus 6%. Other remedies upon default are available to the bank, including acceleration of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of those rights or remedies. Thus, at June 30, 1996, the bank note payable was reclassified as a current liability.

     Vendor Notes Payable

     MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The
     Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and M.A. Yamin, Inc. for any personal liability or expenses they may incur in connection with defending Mama
     Rizzo's liabilities, trade payables and accrued liabilities not assumed by MRI. In several cases the amount due has been agreed to and supported by notes payable over a period of time. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum. At June 30, 1996, MRI was in default for failure to make required payments of principal and interest under several of the notes, some of which have been guaranteed by the Company. Thus, at June 30, 1996, the vendor notes payable were reclassified as current liabilities.

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

          In 1993, the Company issued 3,910 units, each unit consisiting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. In the event of a default in the payment of principal or interest of senior indebtedness, the debentures shall immediately be due and payable but no amounts may be paid by the Company with respect to principal and interest of these debentures until the senior indebtedness is satisfied.
          At June 30, 1996, the Company was in default of senior indebtedness which had not been waived or cured.

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

                               PACKAGING RESEARCH CORPORATION
                                         Registrant


Dated:  September 6, 1996      By:/s/ ROBERT H. PORTER
                                  Robert H. Porter
                                  Secretary


Dated:  September 6, 1996        By:/s/ K. SUE LEMONS
                                    K. Sue Lemons
                                    Controller