Form 10QSB
period 1996-09-30
PACKAGING RESEARCH CORP
filed 1996-11-19
CIK 718474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  __X__    No  _____



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


As of November 19, 1996 there were 3,095,405 shares of Common Stock outstanding.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                          Number

Part I.                    Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets -
                           September 30, 1996 and December 31, 1995 ........ 3

                           Consolidated Statements of Operations -
                           Three and Nine Months Ended
                           September 30, 1996 and 1995  . .................. 5

                           Consolidated Statements of Cash Flows -
                           Nine Months Ended
                           September 30, 1996 and 1995  . .................. 7

                           Notes to Consolidated Financial Statements....... 9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations  .....................................18


Part II.                   Other Information  ..............................23

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                     September 30,  December 31,
                  ASSETS                                  1996           1995
                  ------                              ------------   -----------
                                                      (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents ................. $      77,000   $   806,000
         Accounts receivable, net of allowance
           for doubtful accounts and returns of
           $18,000 and $16,000 at September 30, 1996
           and December 31, 1995, respectively .....       484,000       695,000
         Inventories, net ..........................     2,489,000     2,137,000
         Prepaid expenses and other ................        10,000        46,000
                                                       -----------    ----------


                  Total current assets .............     3,060,000     3,684,000
                                                       -----------    ----------


PROPERTY, PLANT AND EQUIPMENT, at cost:
         Machinery and equipment ...................       230,000       225,000
         Furniture and fixtures ....................       439,000       437,000
         Test and demonstration equipment ..........       770,000       926,000
         Leasehold improvements ....................       244,000       244,000
         Vehicles ..................................        11,000        11,000
                                                       -----------    ----------

                                                                       1,694,000      1,843,000
         Less - Accumulated depreciation
           and amortization ........................    (1,205,000)   (1,172,000)
                                                       -----------    ----------

         Net property, plant and equipment .........       489,000       671,000
                                                       -----------    ----------

OTHER ASSETS:
         Deferred loan and offering costs ..........       303,000       372,000
         Net non current assets of
          discontinued operation ...................     3,122,000    12,198,000
                                                       -----------    ----------

                                                         3,425,000    12,570,000
                                                       -----------    ----------
         Total assets .............................. $   6,974,000  $ 16,925,000
                                                       ===========    ==========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY
                                                   September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1996            1995
                                                   ------------     ------------
                                                                                                        (Unaudited)
CURRENT LIABILITIES:
         Trade accounts payable and accrued
           expenses ............................   $    784,000    $    552,000
         Convertible debentures due 1999 .......      1,791,000               0
         Bank note payable .....................      1,001,000               0
         Vendor notes payable guaranteed by PRC       1,029,000         569,000
         Net current liabilities
           of discontinued operation ...........      5,765,000       2,988,000
         Other accrued liabilities .............      1,109,000         685,000
                                                   ------------    ------------

                  Total current liabilities ....     11,479,000       4,794,000
                                                   ------------    ------------

LONG-TERM DEBT
         Convertible debentures due 1999 .......              0       1,791,000
         Vendor notes payable ..................              0          36,000
                                                   ------------    ------------

                  Total long-term debt .........              0       1,827,000
                                                   ------------    ------------


SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value;
           25,000,000 shares authorized;
           3,095,405 shares issued and out-
           standing at September 30, 1996
           and December 31, 1995, respectively .         28,000          31,000
         Additional paid-in capital ............     12,702,000      12,699,000
         Accumulated deficit (re-adjusted to
           reflect quasi-reorganization
           effective January 1, 1995 ...........    (17,235,000)     (2,426,000)
                                                   ------------    ------------

         Total shareholders' equity (deficit) ..     (4,505,000)     10,304,000
                                                   ------------    ------------

         Total liabilities and
           shareholders' equity (deficit) ......   $  6,974,000    $ 16,925,000
                                                   ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                               1996         1995            1996           1995
                                               ----         ----            ----           ----
REVENUES:
  Precision equipment sales and service    $1,106,000     $3,446,000     $3,019,000     $ 5,620,000

COST OF GOODS SOLD ....................       544,000      2,024,000      1,743,000       3,326,000
                                           ----------    -----------    -----------     -----------

         Gross profit .................       562,000      1,422,000      1,276,000       2,294,000
                                           ----------    -----------    -----------     -----------

OPERATING EXPENSES:
  General and administrative ..........       419,000        393,000      1,491,000       1,277,000
  Selling and marketing ...............        83,000        115,000        372,000         384,000
  Research and development ............             0         12,000         27,000          51,000
                                           ----------    -----------    -----------     -----------

                                              502,000        520,000      1,890,000       1,712,000
                                           ----------    -----------    -----------     -----------

INCOME (LOSS) FROM OPERATIONS .........        60,000        902,000       (614,000)        582,000

OTHER INCOME (EXPENSE):
  Interest expense, net ...............       (82,000)       (88,000)      (306,000)       (221,000)
  Other income ........................             0              0          2,000               0
                                           ----------    -----------    -----------     -----------

         Total other income (expense) .       (82,000)       (88,000)      (304,000)       (221,000)
                                           ----------    -----------    -----------     -----------

INCOME TAXES ..........................    $        0    $         0    $         0     $         0
                                           ----------    -----------    -----------     -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS ..........................       (22,000)       814,000       (918,000)        361,000
                                           ----------    -----------    -----------     -----------

DISCONTINUED OPERATION
  Loss from operations of discontinued
    pasta sauce business ..............      (419,000)      (414,000)    (1,168,000)     (1,408,000)
                                           ----------    -----------    -----------     -----------
  Loss on disposal of pasta sauce
    business including provision of
    $500,000 for operating losses
    during phase out period ...........   (12,723,000)             0    (12,723,000)              0
                                           ----------    -----------    -----------     -----------

NET INCOME (LOSS) .....................  $(13,164,000)   $   400,000   $(14,809,000)    $(1,047,000)
                                         ============    ===========   ============     ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY
                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                 1996         1995        1996          1995
                                                 ----         ----        ----          ----
PRIMARY INCOME (LOSS) PER COMMON SHARE:
   From continuing operations .............   $    (.007)  $    .33   $     (.30)    $    .15
                                              ==========   ========   ==========     ========
   From discontinued pasta
     sauce operations .....................   $     (.14)  $   (.17)  $     (.38)    $   (.57)
                                              ==========   ========   ==========     ========
   From loss on disposal of
         pasta sauce business .............   $    (4.11)  $    N/A   $    (4.11)    $    N/A
                                              ==========   ========   ==========     ========

NET INCOME ................................   $    (4.25)  $    .16   $    (4.78)    $   (.42)
                                              ==========   ========   ==========     ========

FULLY DILUTED INCOME PER COMMON SHARE:
   From continuing operations .............   $      N/A   $    .26   $      N/A     $    .11
                                              ==========   ========   ==========     ========
   From discontinued pasta
     sauce operation ......................   $      N/A   $    N/A   $      N/A     $    N/A
                                              ==========   ========   ==========     ========
   From loss on disposal of
     pasta sauce business .................   $      N/A   $    N/A   $      N/A     $    N/A
                                              ==========   ========   ==========     ========

NET INCOME ................................   $      N/A   $    .13   $      N/A     $    N/A
                                              ==========   ========   ==========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
         Primary ..........................    3,095,405   2,488,753   3,095,405    2,488,753
                                              ==========   ========   ==========     ========
         Fully diluted ....................          N/A   3,165,115         N/A    3,165,115
                                              ==========   ========   ==========     ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                1996            1995
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) ............................................   $(14,809,000)    $(1,047,000)
         Adjustments to reconcile net loss to net
         cash used by operating activities:
            Loss on disposal of discontinued operation ..     12,723,000               0
            Depreciation and amortization ...............        266,000         246,000
            Provision for obsolescence and warranty
                  reserves ..............................         61,000          70,000
            Provision for losses on accounts receivable .         14,000          10,000
            Changes in assets and liabilities -
                  (Increase) decrease in accounts and
                    affiliate receivables ...............        225,000        (329,000)
                  (Increase) decrease in inventory ......       (316,000)        (87,000)
                  (Increase) decrease in prepaid
                     expenses and other assets ..........         36,000         123,000
                  Increase (decrease) in accounts payable
                    and accrued liabilities .............        613,000         988,000
                  Net cash used in operating activities
                    of discontinued operation ...........       (740,000)       (133,000)
                                                            ------------    ------------

                    Net cash used in operating activities     (1,927,000)       (159,000)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash paid to discharge MRI debt ................              0      (3,000,000)
         Proceeds from disposal of assets ...............         97,000          45,000
         Capital expenditures ...........................        (20,000)       (202,000)
         Cash paid for acquisition of MRI ...............              0        (388,000)
                                                            ------------    ------------

         Net cash used in investing activities ..........         77,000      (3,545,000)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash proceeds from short-term borrowings .......              0         777,000
         Repayments of short-term borrowings ............              0        (557,000)
         Proceeds from acquisition of minority interest .         20,000               0
         Proceeds from bank financing ...................      3,559,000       2,815,000
         Repayment of bank financing ....................     (2,558,000)     (1,670,000)
         Proceeds from debtor-in-possession
           financing ....................................        100,000               0
                                                            ------------    ------------

         Net cash provided by financing activities ......      1,121,000       1,365,000
                                                            ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............       (729,000)     (2,339,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........        806,000       2,633,000
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $     77,000    $    294,000
                                                            ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
                                                 1996       1995
Cash paid during the period for:
         Interest expense (none capitalized)   $ 72,000   $259,000
         Interest income ...................       --         --
         Income taxes ......................       --         --

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


1.       Basis of Presentation

         The accompanying consolidated financial statements at September 30, 1996 and December 31, 1995, and for the three and nine month periods ended September 30, 1996 and 1995, have been prepared from the books and records of Packaging Research Corporation ("PRC" or the "Company") and its 97.4 percent owned subsidiary, Mama Rizzo's, Inc. ("MRI"), without audit. All intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

         Certain information and disclosures normally included in financial statements have been omitted under Securities and Exchange Commission regulations. It is suggested that the accompanying financial statements be read in conjunction with the annual report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Organization and Corporate Acquisition

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

         Corporate Acquisition

         1995 Acquisition

         On February 17, 1995, the Company, through MRI, consummated the

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         purchase of the assets and certain liabilities of Mama Rizzo's, Inc. and M.A. Yamin, Inc. ("Mama Rizzo's"), both Texas corporations, collectively engaged in the business of manufacturing and distributing pasta sauce under the name "Mama Rizzo's."

         As consideration for the purchase, the Company issued 152,152 shares of the Company's common stock (valued at approximately $950,000 based upon the quoted market price on the date of closing) to M.A. Yamin, Inc. and assumed through its subsidiary approximately $16.5 million in liabilities including $2,000,000 owed to the Company. The Company negotiated a settlement with Mama Rizzo's principal creditor ("Ms. Peterson") who was owed approximately $12.2 million for monies borrowed over time including accrued interest thereon. In satisfaction for the discharge of this debt, the Company paid approximately $6.3 million in cash with the remaining balance of $5.9 million discharged through the issuance of 913,152 shares of the Company's common stock at $6.50 per share, the fair market value on such date.

         Ms. Peterson also owns 100,000 shares from a settlement with Yamin. At the end of 1995, and September 30, 1996, Ms. Peterson has a total of 1,013,152 shares of the 3,095,405 issued and outstanding stock, or 32.7%. Until June 30, 1997, Ms. Peterson has agreed to vote her shares in accordance with the recommendations to shareholders by management of PRC on all matters submitted for a shareholder vote, if in her good faith discretion she reasonably determines that any such management recommendation is in the best interests of PRC. This acquisition was accounted for under the purchase method of accounting. The Company recorded approximately $13,950,000 of goodwill in connection with the acquisition.

         Because the Company assumed substantial liabilities when it purchased Mama Rizzo's, management recognized that a significant amount of capital would be required to discharge these liabilities and to achieve profitable operations. Commitments for capital were received by the Company from Oren Benton, its principal shareholder. However, Mr. Benton filed for Chapter 11 bankruptcy protection shortly after the acquisition and has not met such capital commitments. The Company has filed a substantial claim in the Benton Bankruptcy in connection with such commitments with respect to which recovery is uncertain. In the meantime, MRI's operations have not been profitable and it has been unable to raise sufficient capital to service those obligations, some of which have been guaranteed by the Company.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


3.       Discontinued Operation

         On August 12, 1996, the Board of Directors approved the sale and liquidation of MRI. The net losses of MRI prior to August 12, 1996, are included in the consolidated statements of operations under "loss from operations of discontinued pasta sauce business." While there is no present contract of sale, management expects the business to be sold prior to December 31, 1996. Any sale of the business would require confirmation of the United States Bankruptcy Court for the District of Colorado (see discussion below).

         The pasta  sauce  business  has been  accounted  for as a  discontinued
         operation, and the prior period's financial statements have been restated to reflect discontinuance of the business. Revenues for such operations were $1,036,000 and $4,492,000, respectively, for the three and nine months ended September 30, 1996 as compared with $1,488,000 and $7,427,000 for the three and nine months ended September 30, 1995. Certain expenses have been allocated to the discontinued operation, including general and administrative expense and interest expense on debt directly related to the discontinued operation.

         The provision for loss on disposal reflected in the consolidated statement of operations includes the write-down of the assets of MRI to estimated net realizable values and the estimated costs of disposing of the business. No tax benefits are anticipated from the disposition. The assets held for sale, net of applicable liabilities, have been reclassified as either current or non-current in the Consolidated Balance Sheets. Net assets of the discontinued operation at September 30, 1996 and December 31, 1995 consisted of the Company's manufacturing facility in Houston, Texas, which continues operations while it is held for sale (classified as "net non current assets of discontinued operation" in the Consolidated Balance Sheets).

4.       Petition for Relief Under Chapter 11

         On August 23, 1996, MRI filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against MRI in existence prior to the filing of the petition are stayed while MRI continues business operations as debtor-in- possession. These claims, "liabilities subject to compromise", are included in "net current liabilities of discontinued operation" in the Consolidated Balance Sheets. Total liabilities of the discontinued operation at September 30, 1996 were $6,331,000 and

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         consisted of the following:

                           Liabilities subject to compromise    $3,131,000
                           Secured claims                        3,200,000
                                                                 ---------
                                                                $6,331,000
                                                                ==========

         Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against MRI's assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on all of MRI's assets, real and intangible.

5.       DEBT

         Convertible Subordinated Debentures

         In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The warrants expired September 28, 1996 and were not extended. The debentures are convertible at any time prior to maturity, unless earlier redeemed, into common stock at a conversion price of $5.00 per share. As of both December 31, 1995 and September 30, 1996, $2,119,000 of debentures had been converted by the debenture holders into 424,000 shares of the Company's common stock.

         In the event of a default in the payment of principal or interest of senior indebtedness, the debentures shall immediately be due and payable but no amounts may be paid by the Company with respect to principal and interest of these debentures until the defaults under the senior indebtedness are cured or waived, or until the principal and interest of the senior indebtedness has been paid in full. At September 30, 1996, the Company was in default under financial covenants and also the payment of interest due under senior indebtedness, which defaults had not been waived or cured (see discussion below). As a result, the Company was unable to make the semi-annual interest payment due September 1, 1996, and the debentures have thus been reclassified to current liabilities at September 30, 1996.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         Although the Company anticipates that principal and interest of the senior indebtedness will be paid in full upon sale of the pasta sauce business, thereby permitting the Company to cure the payment default under the convertible subordinated debentures, there are no assurances that the proceeds of such sale will be sufficient to fully pay the senior indebtedness or that following such sale the Company will have sufficient cash to cure such defaults.

         Convertible Debenture Loan

         In December, 1995, the Company entered into a loan agreement with Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a specified period prior to that date is less than $1.50. If not reduced or converted prior, the debentures will mature on January 1, 2003, although mandatory principal payments will commence on January 1, 1999. The loan is secured by all the assets of the Company. The loan agreement limits the amount of additional indebtedness incurred by the Company and also requires that certain financial performance ratios be met. At September 30, 1996, the Company was in default for failure to meet the minimum current ratio required by the agreement and for failure to make required payments of interest. These events permit Renaissance to exercise various remedies including collection of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of these rights or remedies. Thus, at September 30, 1996, the debentures are classified as current liabilities and included in "liabilities of discontinued operations" in the Consolidated Balance Sheets. Management anticipates that principal and interest of the Renaissance debentures will be paid in full upon sale of the pasta sauce business. However, there are no assurances that the proceeds of such sale will be sufficient to fully satisfy such indebtedness.

         Bank Financing

         In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the loan was paid off with the proceeds of the Renaissance financing, but $2,000,000 remained available as a facility for working capital. A fee of .5% per annum is payable monthly on the unused amount of

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         the facility. At September 30, 1996, $1,001,000 was outstanding under the line of credit. The loan is secured by all of the assets of the Company, and the loan agreement requires that certain financial covenants be met. Because the Company is in default for failure to comply with these covenants, the bank elected to exercise its right to increase the interest rate to prime plus 7%, and effective November 1, 1996 the credit limit will be decreased to $1,200,000. Other remedies upon default are available to the bank, including acceleration of the entire unpaid principal and accrued interest, but to date it had not elected to exercise any of those rights or remedies. At September 30, 1996, the bank note payable was reclassified as a current liability. Management has instituted measures which it believes will improve revenues from the precision equipment sales and service business and contribute towards achieving profitability, thereby permitting the Company to cure the financial covenants of the bank agreement. However, there are no assurances that these measures will be successful or that the defaults will be waived or cured.

         Vendor Notes Payable

         MRI assumed certain liabilities of Mama Rizzo's which represented trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and M.A. Yamin, Inc. for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities, trade payables and accrued liabilities not assumed by MRI. In several cases the amount due has been agreed to and supported by notes payable over a period of time. Terms range from several months to 24 months, with interest ranging from none to 11% per annum. At September 30, 1996, MRI was in default for failure to make required payments of principal and interest under several of the notes, some of which have been guaranteed by the Company. Thus, at September 30, 1996, the vendor notes payable were classified as current liabilities. The amount of $571,000 is subject to compromise and included in "liabilities of discontinued operations" in the Consolidated Balance Sheets. Management anticipates that proceeds from the sale of the pasta sauce business will be utilized to retire this debt. However, there are no assurances that the proceeds of such sale will be sufficient to accomplish this plan.

         Factoring of Receivables

         In June 1996, MRI entered into a factoring agreement with EAR Capital Group, LLC ("EAR"), for the purchase and sale of certain

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         MRI accounts receivable. Robert A. Fillingham, Chief Executive Officer and President of the Company, is one of the principal owners of EAR. Pursuant to the agreement, EAR is entitled to receive minimum consideration not to exceed ten percent (10%) of the highest level of purchase price of the receivables outstanding during the term of the Agreement. At September 30, 1996, EAR had purchased receivables for a net purchase price of $427,000. Prior to entering into the factoring agreement with EAR, the Company pursued without success all other alternatives for obtaining additional working capital for MRI, including Renaissance and Norwest Business Credit. The Company also sought without success financing from a factoring firm previously utilized by Mama Rizzo's. The factoring terms between the Company and EAR are more favorable to MRI than those of the prior factoring arrangement and such terms were approved by the independent Directors of the Company and MRI.

         Debtor in Possession Financing

         On September 20, 1996, the United States District Court for the District of Colorado approved emergency borrowing by MRI to be secured by first and prior a lien on all of the assets of MRI. Pursuant thereto, Renaissance and EAR have each loaned MRI $50,000, which loan bears interest at fifteen percent (15%) per annum, payable at maturity. Said loan is due upon the earlier of February 28, 1997 or the closing of the sale of substantially all of the assets of MRI.

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

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


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

         To date, four creditors of P.S.M.S., Inc., which liabilities were not assumed by the Company or its subsidiary in the acquisition of Mama Rizzo's, have commenced lawsuits against the Company. Two of these claims have been settled for approximately one-third of the unassumed liabilities, principally payable over approximately two years. The aggregate amount payable in these settlements is $230,000. The liability for these amounts is classified as "vendor notes payable guaranteed by PRC" in the Consolidated Balance Sheets.

         The third and fourth claims with respect to a Mama Rizzo's unassumed liabilities remain unresolved. The claims involve liabilities of approximately $415,000 and suits have been brought against the Company and its subsidiary for the collection thereof. The Company has commenced negotiations for the settlement of these claims on a basis comparable to the settlements of the other two claims.

         Benton Bankruptcy

         As previously discussed, Oren L. Benton, a significant shareholder of the Company, filed for Chapter 11 bankruptcy protection on February 23, 1995. The Company has conducted business with Mr.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


         Benton and his affiliates in the past. Management does not expect the bankruptcy of Mr. Benton to have a material adverse effect on the future operations of the Company other than as discussed in Note 2.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Liquidity and Capital Resources

                  At September 30, 1996, the Company's cash balance was $77,000, compared to $806,000 at December 31, 1995. Net cash used in operating activities was $1,927,000 for the nine months ended September 30, 1996, compared to net cash used in operating activities of $159,000 during the same period in 1995.

                  During the first nine months of 1996, $77,000 of cash was generated by investing activities. As previously discussed, during the first quarter of 1995, the Company completed its acquisition of the assets and certain liabilities of Mama Rizzo's. The Company used $3,000,000 during the first quarter of 1995 in connection with the acquisition.

                  In 1993, the Company issued 3,910 units, each unit consisting of one 8% convertible subordinated debenture of $1,000 due December 31, 1999, and 100 three-year warrants, each for the purchase of one share of the Company's common stock at an exercise price of $6.50 per share. The warrants expired September 28, 1996 and were not extended. In the event of a default in the payment of principal or interest of senior indebtedness, the debentures shall immediately be due and payable but no amounts may be paid by the Company with respect to principal and interest of these debentures until the defaults under the senior indebtedness are cured or waived, or until the principal and interest of the senior indebtedness has been paid in full. At September 30, 1996, the Company was in default under financial covenants and also the payment of interest due under the senior indebtedness, which defaults had not been waived or cured. Although the Company anticipates that principal and interest of the senior indebtedness will be paid in full upon sale of the pasta sauce business, thereby permitting the Company to cure the payment default under the convertible subordinated debentures, there are no assurances that the proceeds of such sale will be sufficient to fully pay the senior indebtedness or that following such sale the Company will have sufficient cash to cure such defaults.

                  In July, 1995, the Company entered into an asset based lending agreement with Norwest Business Credit, Inc. The agreement provided a line of credit up to $2,000,000, based upon collateral, inventory, equipment and receivables, at a rate of prime plus 4% and extended through July, 1998. On December 19, 1995, the line was paid down with the Renaissance

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                  financing, but $2,000,000 remained available as a facility for working capital. Because the Company is in default for failure to comply with certain financial covenants, the bank elected to exercise its right to increase the interest rate to prime plus 7%, and effective November 1, 1996, the credit limit will be decreased to $1,200,000. During the nine months of 1996, net cash flow of $1,001,000 was generated from borrowings under the line of credit. Management has instituted measures which it believes will improve revenues from the precision equipment sales and service business and contribute towards achieving profitability, thereby permitting the Company to cure the financial covenants of the bank agreement. However, there are no assurances that these measures will be successful or that the defaults will be waived or cured.

                  In December, 1995, the Company entered into a loan agreement with Renaissance for $3,200,000, at an interest rate of 9%, convertible into common stock at $1.50 per share, subject to adjustment of conversion price at January 1, 1997 if the market price of PRC stock for a period prior to that date is less than $1.50. If not reduced or converted prior, the
                  debentures   will  mature  on  January  1,  2003.   Management
                  anticipates that principal and interest of the Renaissance debentures will be paid in full upon sale of the pasta sauce business. However, there are no assurances that the proceeds of such sale will be sufficient to fully satisfy such indebtedness.

                  In June 1996, MRI entered into a Purchase and Sale Agreement with EAR Capital Group, LLC ("EAR"), for the purchase and sale of certain MRI accounts receivable. Pursuant to the agreement, EAR is entitled to receive minimum consideration not to exceed ten percent (10%) of the highest level of purchase price of the receivables outstanding during the term of the agreement. At September 30, 1996, EAR had purchased receivables in the aggregate amount of $569,000 for a net purchase price of $427,000.

                  MRI assumed certain liabilities of Mama Rizzo's which represent trade payables due at the time of purchase. The Company has also agreed under certain circumstances to indemnify Stephen and MaryAnn Yamin, the former owners of Mama Rizzo's and MAY, for any personal liability or expenses they may incur in connection with defending Mama Rizzo's liabilities not assumed by MRI. Trade payables and accrued liabilities include amounts due to those vendors, and in several cases the amount due has been agreed to and supported

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                  by notes payable over a period of time. Terms ranged from several months to 24 months, with interest ranging from none to 11% per annum. At September 30, 1996, MRI was in default for failure to make required payments of principal and interest under several of the notes, some of which have been guaranteed by the Company. Management anticipates that proceeds from the sale of the pasta sauce business will be utilized to retire this debt. However, there are no assurances that the proceeds of such sale will be sufficient to accomplish this plan.

                  The Company has been unable to make required payments of principal and interest under various debt obligations. As a result, on August 12, 1996, the Board of Directors approved the sale and liquidation of MRI through a Chapter 11 bankruptcy proceeding. Proceeds of any such sale would be utilized to retire debt of its secured and unsecured creditor including PRC.

                  At September 30, 1996, there were no material commitments for capital expenditures.

                  Results of Operations

                  The following discussion pertains to the operating results of the food processing equipment business ("PRC") exclusive of operations of the discontinued pasta sauce business. Results of operations for prior periods have been restated to reflect only PRC operations. (see Note 3)

                  A net loss of $918,000 was recorded by PRC for the nine months ended September 30, 1996 compared to net income of $361,000 for the same period of the prior year. Revenues decreased $2,601,000 between periods and operating expense and net interest expense increased $178,000 and $74,000 respectively.

                  Nine Months Ended September 30, 1996 and September 30, 1995

                  An operating loss of $614,000 was recorded by PRC for the period ended September 30, 1996, as compared to an operating profit of $582,000 for the same period of the prior year. The primary reason for the increased loss was a decrease in revenues and an increase in operating expense.

                  PRC revenues decreased $2,601,000, or 47%, between periods and gross profit decreased $1,018,000, or 44%. Management believes the decrease in revenues is primarily the result of adverse economic conditions which affected PRC's domestic

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                  customers. The decrease in gross profit was primarily the result of decreased revenues. As a percent of sales, cost of goods sold decreased 2% between periods.

                  General and administrative expense increased $214,000, or 17%, between periods. This increase was primarily the result of increased contract labor, payroll and employee benefit expenses. PRC's general and administrative expense was 49% of revenue for the period ended September 30, 1996, as compared to 23% for the prior year.

                  Selling and marketing expense decreased $12,000, or 3%, between periods as the result of staff reductions. PRC's selling and marketing expense was 12% of revenue for the period ended September 30, 1996 as compared with 7% for the prior year.

                  Three Months Ended September 30, 1996 and September 30, 1995

                  PRC recorded an operating profit of $60,000 for the three months ended September 30, 1996, compared to an operating profit of $902,000 for the same period of the prior year. The primary reason for the decrease in profit was a reduction in gross profit as a result of decreased revenue.

                  Revenues decreased $2,340,000, or 68%, for the three months ended September 30, 1996, as compared to the prior year. Management believes the decrease in revenues is primarily the result of adverse economic conditions which affected PRC's domestic customers.

                  The gross margin percentage for the three months ended September 30, 1996 was 51% compared to 41% for the same period of the prior year. Management attributes this improvement to efficiencies in manufacturing. As a percent of sales, cost of goods sold decreased 9% between periods.

                  General and administrative expenses decreased $26,000 for the three months ended September 30, 1996 compared to the same period of the prior year. General and administrative expenses were 38% of revenues for the three months ended September 30, 1996 compared to 11% for the three months ended September 30, 1995.

                  Selling and marketing expenses decreased $32,000, or 28%, for the three months ended September 30, 1996 compared to the same period of the prior year. The decrease in such costs is primarily due to a decrease in fixed expense as the result of

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                  the reduction of the sales staff. Selling and marketing expenses were 7% of revenue for the three months ended September 30, 1996, compared to 3% for the three months ended September 30, 1995.

                  Research and development costs remained constant between years.

                  PACKAGING RESEARCH CORPORATION AND SUBSIDIARY



                           PART II - OTHER INFORMATION


Items 1-5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Not applicable

     (b)  Reports of Form 8-K

          1. Report on Form 8-K dated August 23, 1996 reporting a 97.4% owned subsidiary of Packaging Research Corporation filed a voluntary petition seeking relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Company is debtor in possession effective August 23, 1996.

          2. Report on Form 8-K dated September 26, 1996 reporting the Company was unable to make the semi-annual interest payment on its subordinated convertible debentures due to defaults under senior indebtedness.

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



                                       PACKAGING RESEARCH CORPORATION
                                       Registrant



Dated:  November 19, 1996              By:/s/ TIMOTHY G. PHILLIPS
                                          -----------------------
                                         Timothy G. Phillips
                                         President
                                         (Principal Executive Officer)




Dated:  November 19, 1996              By:/s/ K. SUE LEMONS
                                          -----------------
                                         K. Sue Lemons
                                         Controller